Form 10KSB
period 2006-09-30
Scout Exploration, Inc
filed 2006-12-29
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

|X|    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended: September 30, 2006

|_|    Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number: 0 - 52280

SCOUT EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0504670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3550 Quesnel Drive, Vancouver, B.C., Canada V6L 2W6
(Address of principal executive offices)

(604) 738-9442
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes |_| No |X|

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,236,250 based on the last sale price of our common stock of $0.25 on December 20, 2006.

The Issuer had 5,900,000 shares of Common Stock, par value $.001, outstanding as of December 21, 2006.

Transitional Small Business Disclosure format (Check one): Yes |_| No |X|

PART I

Item 1. Description of Business

Business Development

We were incorporated in the State of Nevada on February 1, 1999 as “Virtual Curricula Corp.”  On April 10, 2006, we changed our name to “Scout Exploration, Inc.”  We were originally engaged in the business of developing interactive educational products for children, adults, business people and new language learners.  On March 4, 2006, we abandoned that business to pursue the business of mineral exploration.

On March 4, 2006, we entered into a mineral property purchase agreement with Iscis Holdings Ltd., whereby they sold to us 100% right, title and interest in the mineral title “AAV 1-9 Claims” (also known as the Wheaton River Property) in the Whitehorse Mining District of the Yukon Territory.  We plan to explore that property for minerals.  Our objective is to conduct mineral exploration activities on the property in order to assess whether it does possess economic reserves of gold, silver and other ores. We have not yet identified any economic mineralization on the property. We have a proposed exploration and prospecting program to search for valuable mineral deposits on our properties and intend to initiate such program in the next three months.

Our principal executive office is located at 3550 Quesnel Drive, Vancouver, B.C., Canada V6L 2W6. Our phone number is (604) 738-9442.  Our Internet address is http://www.scoutexploration.com. Information on our web site is not, however, part of this report.

Wheaten River Property Agreement

On March 4, 2006, we entered into a mineral property purchase agreement with Iscis Holdings Ltd., whereby they sold to us 100% right, title and interest in the mineral title “AAV 1-9 Claims” in the Whitehorse Mining District of the Yukon Territory. The initial purchase price of $5,000 was remitted to Iscis Holdings Ltd. and we also issued them 500,000 shares of our common stock (issued at fair value of $0.05 per common share).  We were to pay Iscis Holdings Ltd. an additional $20,000 on or before September 30, 2006, however, Iscis subsequently extended that deadline until September 30, 2007.  Iscis retains an ongoing 3% net smelter return or royalty, however, we have the option to acquire up to 2% of the 3% net smelter royalty from Iscis at the price of $100,000 per each 0.1% acquired.

1   Location, Infrastructure and Access

The Wheaton River claims cover a broad northwest trending ridge south of Pugh Peak (referred to locally as "Gold Hill"), extending from the Wheaton River to Hodnett Lakes in the Yukon Territory.  The property lies 24 miles south of Whitehorse at geographical coordinates 60 16'N latitude, 135 06'W longitude.

The Alaska and Klondike Highways, and the Wheaton River-Mount Skukum all-season gravel road provide access to the area.  A four-wheel drive road follows Thompson Creek from the Wheaton Road to the property.  Presently access to the claims is on foot or by helicopter because the road is closed by a slide. The claims are linked by a secondary road with the Mt. Skukum gold mill approximately 12 miles away, although a minor amount of new road construction would shorten the distance appreciably.

The town of Whitehorse, Yukon Territory’s capital city has an experienced work force that is familiar with mining and all aspects of mineral development.  The Mount Skukum mill is a modern 500 ton per day gold silver production facility. The mill is currently idle.

2   Physiology, Climate and Vegetation

The Wheaton River district lies in the Boundary Ranges of the Coast Mountains, a rolling uplands area featuring prominent peaks and steep-walled stream and river valleys.  Glacial action has modified major river valleys to deep U-shaped drainages with terrace and outwash deposits.  Topographically, the area becomes progressively more severe to the southwest, culminating in 8,200 foot mountains and ice fields at the headwaters of the Wheaton and Watson Rivers.

A maximum elevation of 6000 feet is reached on the Wheaton River claims while the lowest lying feature is Wheaton River at 2900 feet. The claims cover a northwest-trending ridge extending from the Wheaton River to Hodnett Lakes.  Outcrop is common on steep slopes descending from the rounded ridge top. The effects of local alpine glaciation are evident on the northern side of Pugh Peak, where cirques and tarns are present.

Southwestern Yukon has a dry sub-arctic climate, locally modified by the Pacific Ocean.  Summer temperatures average 54oF and annual precipitation totals 160inches.  The exploration season lasts from May until October.

Vegetation in the upland consists of dwarf grasses, moss and lichen.  Timber is restricted to the main valleys at elevations below 4,000 feet.

3   Claim Detail

The Wheaton River claims are located in the Whitehorse Mining District of Yukon Territory.  The property consists of 9 claims as detailed below.

Claim Name	Grant Numbers	Current Expiry Date
AAV 1-9	YC 19166 - 174	August 19, 2007

We paid the claims fees associated with the Wheaton River claims due August 19, 2006.

4   History of Exploration

The Wheaton River/Lake Bennett district was first explored by prospectors traveling along the major lakes and rivers of southwestern Yukon in the early 1890's.  The original claims recorded in the district were those of prospectors Corwin and Rickman who, in 1893, located antimony showings on Carbon Hill and gold-silver bearing quartz veins at an undisclosed site.

The Klondike Gold Rush brought a great influx of people to the Yukon, many of whom crossed Lake Bennett en route to Dawson City.  Some of these individuals strayed into the Wheaton Valley, locating claims in the Schnabel Creek drainage in 1903.

More intensive exploration began in 1906 after the discovery of free gold and gold-silver tellurides on Gold Hill by D. Hodnett and J. Stagar, and the rediscovery of the Corwin-Rickman antimony-silver showings on Carbon and Chieftain Hills.  Wagon roads were built along the Wheaton River, Thompson Creek and Stevens Creek to provide access to Mount Anderson.  Limited mining of high grade gold and silver bearing ore occurred on the Gold Reef vein at the northeastern end of Gold Hill and on the Becker-Cochran (Whirlwind) property on the west face of Mount Anderson.  Adits and shafts on Mount Stevens and Wheaton Mountain were probably exploratory; no record of ore production exists.  The Tally-Ho Mine on Tally-Ho Mountain was the most significant operation during the early years of activity in the area.

On Montana Mountain, Colonel Conrad and associates developed several gold and silver bearing quartz veins on the slope above Windy Arm, Tagish Lake.  A small mill on the shore of Windy Arm processed ore extracted from the Venus, Montana and Big Thing quartz veins between 1906 and 1920.

From the mid-1920's to the late 1960's, little exploration of significance took place.  By 1970's, many of the old showings were restaked as an increase in the value of base and precious metals rekindled the interest of prospectors and mining companies in the area.  The Venus and Arctic mines operated on Montana Mountain between 1969-1971. The Venus Mine was again rehabilitated during 1980-1981 and a new mill was installed at the southern end of Windy Arm.

The discovery and development of the Mount Skukum Mine, coupled with a dramatic rise in the price of gold and silver caused a methodical staking rush in the Wheaton Valley-Bennett Lake district in the 1980's. The area has developed into a mining camp and exploration and development work has continued at the Goodell and Omni properties

On the area covered by the Wheaton River claims, recent exploration started in 1984-1985 when Wheaton River Joint Venture performed prospecting, grid development, mapping, geochemical and geophysical surveys, and bulldozer trenching and road building.  Mineralized quartz veins and stockworks were discovered in several locations along the 5 kilometre long ridge.

During 1987 and 1988 Ranger Pacific Minerals Ltd. and others performed additional geochemical and geophysical survey work, and blast trenching to better define target zones previously identified and to further explore the property.

During the period 1991 to 2000 exploration work done by the owners has included bulldozer trenching, road construction, geological mapping and prospecting. Exploration and development costs incurred to date on the Wheaton River property have a replacement value exceeding $400,000 with some $200,000 being expended since 1996.

5   Regional Geology

The Wheaton River/Bennett Lake district overlies the boundary between two terrains:  (1) the Whitehorse Trough consisting of Mesozoic and Paleozoic folded metavolcanic and metasedimentary rocks, and (2) crystalline rocks of the Coast Plutonic Complex and Yukon Crystalline Terrane, consisting of metasedimentary rocks of the Late Precambrian or Paleozoic Yukon

Group intruded by Mid-Cretaceous granite or granodiorite plutons.  Both terrains are intruded and overlain by Early Tertiary volcanic rocks of the Skukum Group.

The Whitehorse Trough features a complex assemblage of deformed volcanic and sedimentary rocks consisting of the Triassic Lewes River Group, the Lower Jurassic Laberge Group and the Jurassic Tantalus Group.  The Lewes River Group consists of andesite, basalt and pyroclastic flows, and foliated marine sedimentary rocks.  A narrow but continuous unit of limestone, limestone breccia and quartzite has been traced in a northwesterly direction from the west side of Mount Stevens across Tally-Ho Mountain and Gold Hill to the Hodnett Lakes. Interbedded schists occur with the limestone and volcanic rocks of the Lewes River Group.  A narrow band of Tantalus Group conglomerates and Laberge Group siltstones outcrops on Folle Mountain and Idaho Hill; however, rocks of these groups primarily outcrop north and east of the Wheaton River/Bennett Lake district.

Cretaceous granitic rocks of the Coast Plutonic Complex are the most common in the district; typically, they consist of fresh quartz monzonite, granodiorite or quartz diorite.  Pendants and masses of Yukon Group quartz-mica schist, gneisses and crystalline limestone occur in the granitic intrusives. The Yukon Group is of Early Paleozoic and Late Precambrian age.

A younger series of andesite and rhyolite flows, tuffs and agglomerates, mapped as the Tertiary Mount Skukum Group, intrude and overlie granitic rocks forming volcanic complexes at Mount Skukum and Mount Macauley.  Also, Skukum Group rhyolite and granite porphyry dykes and plugs intrude Lewes River Group rocks and Cretaceous granodiorites throughout the Wheaton River area.

Mesozoic and Paleozoic sedimentary and volcanic rocks of the Whitehorse Trough Terrane are deformed and generally metamorphosed to at least lower green schist facies.  These units trend north to northwest and are internally complex.

Structurally, the area features major faults, primarily along river valleys, associated with movement in the Coast Plutonic Complex and with Early Tertiary volcanism at Mount Skukum, Mount Macauley and Montana Mountain.  The Skukum Group volcanic rocks are equivalent to the Sloko Group of northern British Columbia and the Mount Nansen Group of central Yukon.  Late stage features of Skukum Group volcanism include dacite, rhyolite and granite porphyry dykes, emplaced in fracture and fault zones around the volcanic complexes, and quartz or quartz carbonate veining with significant precious and base metal mineralization.

6   Property Geology

The area covered by the AAV 1-9 claims is primarily underlain by Cretaceous granodiorite of the Coast Plutonic Complex and a northwesterly trending belt of Triassic Lewes River Group metasedimentary and metavolcanic rocks.  Dykes and plugs of Early Tertiary Skukum Group volcanic rocks intrude the Mesozoic and Paleozoic rocks.

Porphyry dykes and fracture systems associated with the volcanic center at Mt. Skukum pass through the claim area.

The oldest rocks occurring on the AAV 1-9 claims are limestone, limestone breccia, quartzite, schist, greywacke and argillite, overlain and possibly interbedded with andesitic and basaltic flow rocks, breccias and tuff, collectively known as the Lewes River Group.  The limestone unit is generally less than 300 feet wide and is locally deformed by cross-faulting and felsic dykes.  Low grade regional metamorphism and deformation of the Lewes River Group has left a widespread schistosity and brittle fracture in the rock.

Mid-Cretaceous plutonic rocks of the Coast Range Complex intrude the older stratified units and consist of equigranular biotite-hornblende granodiorite, with occasional granitic, aplitic, gneissic and pegmatitic phases. Triassic sedimentary rocks were probably silicified and metamorphosed during the intrusive events.

Early Tertiary Skukum Group rhyolite, trachyte and andesite plugs and dykes have intruded the Lewes River Group and the granodiorite along a fracture system crossing the Gold Hill area in a north to northwesterly trend.  These felsic volcanic rocks were accompanied by hydrothermal fluids which locally silicified and brecciated the limestone and in the last stages introduced silica-rich fluids into fractures and zones of weakness in Mesozoic and Paleozoic rocks.

7   Mineralization

Gold and silver occur on the AAV 1-9 claims in at least two distinct styles of mineralization. Precious metal values to date have occurred in two types of quartz veins:  (1) quartz veins up to 6 feet wide in granite and metasedimentary / metavolcanic rocks, and (2) narrow quartz and/or quartz-calcite veins in limestones, quartzites and schists; and argentiferrous tetrahedrite (silver mineral) occurs disseminated in siliceous pyritic schist.

Quartz veins in the first group have a general northwest orientation and are continuous over long distances.  The Gold Reef vein is considered a typical example, and has been traced by underground workings, and surface pits for over 1000 feet where the average width has been 5 feet.

Quartz and quartz-calcite veins appear less continuous and have more random orientations; and are generally spatially related to Eocene intrusive rocks.

Alteration and accessory minerals present around the vein systems include clays (kaolinite, alunite) black and green chalcedonic breccias, fluorite, barite, pyrite and hematite.  Carbonatization is common in andesitic rocks near veins; and carbonatization and massive chloritization are present in the shear zones in andesitic rocks.

Geological Assessment Report and Proposed Budget for AAV 1-9 Claims Work

Iscis Holdings (the former owner of the property) retained Mr. W. Timmins, a Professional Engineer, to complete an initial evaluation of the property and to prepare a geological plan of action. Based upon his initial review of our property, Mr. Timmins has recommended that our claim does warrant further exploration. Mr. Timmins has recommended a two phase plan of initial exploration.

Initially, a detailed boulder sampling survey in order to determine mineralized trends and further enhance the data base on the presently known mineralized areas and delineate areas for additional detailed work. Further work consisting of a diamond drill program will be dependant on the results of this program.

                                                                                                Cost
Phase I             Geological boulder trend Sampling                    $    5,000
                        Assaying Travel                                                $    5,000
                                                            Phase I Total                $  10,000

Phase II           Geological Mapping                                          $     5,000
                        Geophysical Surveying                                      $   10,000
                                                            Phase II Total               $   15,000
                                                                                                 =======
                                                            Grand Total                  $   25,000

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Yukon Territory specifically. During the first two phases of our exploration program there will not be any significant disturbances to the land surface and hence, no government approval is required.

For any work undertaken on our property we will be responsible for sustaining the cost of any reclamation and remediation costs needed if commercial extraction does commence. Commercial extraction refers to the establishment of a mineral reserve for its extraction through mining operations. The vast majority of this commercial extraction development will occur following Phases I and II of our plan described above.

As we do not know the extent of the exploration program that we will be undertaking, we cannot estimate the cost of the remediation and reclamation that will be required. Hence, it is impossible at this time to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

Upon entry into commercial production, due to the increased environmental impact, the cost of complying with permit and environmental laws will be greater than in the previous phases. At this stage, permits and regulations will regulate much of our production program to limit environmental impact. Some examples of regulatory requirements that may be encountered include but are not limited to:
  An impact report on the local flora and fauna;
  Any water discharged will have to meet water standards;
  Monitoring of ground water to ensure no/minimal contamination;
  All material to be left on the surface will need to be environmentally benign; and
  The socio-economic impact will have to be evaluated and re-mediated if deemed negative.

Before we can commence the production phase we would need to submit an application to commence mining operations. This application would then be reviewed by a project committee. This committee will ultimately advise the government as to whether our application should be approved or rejected. This process may involve steps such as consulting public and other interested parties for comments or the request of additional information from us. The length of time and cost of this process is dependant upon the size of the proposed mining operation, among other factors.

Employees

We have no employees, other than our executive officers, as of the time of this report. We intend to retain geologists and consultants on a contract basis to conduct the work programs on our property to carry out our plan of operations.

Research and Development Expenditures

Since the time of our incorporation we have not incurred any research or development expenditures.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 2. Description of Property

Our executive offices are located at 3550 Quesnel Drive, Vancouver, B.C., Canada V6L 2W6. Our president provides this office space rent-free.  We also have 9 mineral claims in the Yukon Territory, as described above under Description of Business.

Item 3. Legal Proceedings

We are not, and have not been during the period covered by this report, a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

In the quarter ended September 30, 2006, no matters were submitted to the Company’s security holders.

PART II

Item 5.       Market for Common Equity and related Stockholder Matters

Market Information

We are a reporting company with the SEC. We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. (“OTCBB”). The OTCBB is an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for our common stock are published on the OTC Bulletin Board under the trading symbol “SCXN.OB.” The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The first trade of our Common Stock on the Bulletin Board occurred on December 6, 2006.  The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

Date	High	Low

December 6, 2006 to December 21, 2006	$ 0.30	$ 0.017

Holders of Our Common Stock

As of the date of this report, we have approximately 47 registered shareholders.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:
  We would not be able to pay our debts as they become due in the usual course of business; or
  Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

As of the date of this report, we have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In the quarter ended September 30, 2006, we sold no securities that were not registered under the Securities Act.

Use of Proceeds

We will not receive any proceeds from the sale of shares of our common stock being offered by selling securityholders pursuant to our Registration Statement of Form SB-2, File No. 333- 136474, declared effective on September 1, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

The following discussion and analysis should be read in conjunction with our financial statements (and notes related thereto) appearing elsewhere in this report.

Plan of Operations

Over the next year our plan of operations is to complete the following objectives within the specified time periods, subject to our obtaining the necessary funding for the continued exploration of our property:
  We plan to conduct phase one of our recommended exploration program on our property. As previously outlined in the ‘Description of Business’ section, phase one will consist of geological boulder trend Sampling. This phase will commence in the next three months, but the exact time is dependant on the availability of personnel and equipment. This phase is expected to cost about $10,000.
  If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program, geological mapping and geophysical surveying. This phase is expected to cost about $15,000. We may need to raise additional funding in order to conduct this phase. If we do obtain the funding necessary, we anticipate that this phase would begin in early 2007.
  If further exploration should be warranted upon completion of phase two, we will continue along this path. This third phase is expected to cost over $100,000. This phase could be commenced as early as spring 2007 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.
  We anticipate spending approximately $2,000 monthly in ongoing general and administrative expenses over the next year. These expenses will consist primarily of the professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general transfer agent fees, annual mineral claim fees and general office expenses.
  We owe Iscis Holdings Ltd. an additional $20,000 on or before September 30, 2007.

As of September 30, 2006, we had cash reserves of $31,481 and as of December 21, 2006, we had cash reserves of approximately $28,000. We anticipate this to be enough to cover the costs of phase one of exploration as well as general and administrative expenses over the next year. However, our ability to pay Iscis Holdings and complete phase two of the recommended work program and to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have enough tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Should such a situation arise, we may consider entering into a joint venture arrangement to provide the required funding to continue our development of our mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we elected to pursue a joint venture partner, there is no assurance that any other party would want to enter into a joint venture agreement with us. If we entered into a joint venture agreement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner.

Going Concern

We have not attained profitable operations and are dependant upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they are concerned that we will not be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on equity sales of our common stock to finance our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements.  We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, silver and lead, availability of funds, government regulations, operating costs, exploration costs, outcomes of exploration programs and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Our actual results may differ materially. In evaluating these statements, you should consider various factors. These factors may cause our actual results to differ materially from any forward-looking statement. While these forward-looking statements are made in good faith and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any future performance suggested herein.

Item 7. Financial Statements

See Index to Financial Statements immediately following the signature page of this Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our accountants since our formation required to be disclosed pursuant to Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

It is the responsibility of Kathleen Scalzo (who serves as Chief Executive Officer and Chief Financial Officer) to ensure that the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

As of September 30, 2006, management conducted an evaluation of the Company’s disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are effective as of September 30, 2006. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our executive officers and directors as of December 21, 2006:

NAME OF DIRECTOR	AGE	TERM SERVED	POSITIONS WITH COMPANY
Kathleen Scalzo	57	Since formation	President, Treasurer and Director
Jason Walsh	35	Since March 3, 2006	Secretary
Shane Ivancoe	52	Since March 3, 2006	Director

All our directors hold office until the next annual meeting of our stockholders or until their successors are elected and qualified.  Executive officers hold offices until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

Set forth below is a biographical description of each director and executive officer based upon information supplied by them:

Biographical Information

Kathleen Scalzo was our sole officer and director until March 3, 2006 and she is currently our President, Treasurer and a Director.  From 1982 to the present, Ms. Scalzo has managed K. Scalzo & Associates Ltd., a management consulting company serving the health services industry.  She received a bachelors degree in occupational therapy from University of Washington in 1972 and a masters degree in organizational development from Pepperdine University in 1993.

Jason Walsh has served as our Secretary since March 3, 2006.  Since April 15, 2003, he has also served as the President and a Director of Thelon Ventures Ltd (TSX Venture: THV).  He has also served as an officer of International Ranger Corp. (Pink Sheets: IRNG) since February 19, 2006.  From October 1997 to April 2003, he served as a registered representative with Global Securities in Vancouver, B.C.

Shane Ivancoe has served as our Director since March 3, 2006.  For over the past five years, he has also served as a self-employed corporate consultant.  From 1976 to 1995, he served as the president of Galway Holdings, a food importer and exporter based in Vancouver, B.C.

Significant Employees

We have no significant employees other than the officers and directors described above.

Committees of the Board of Directors  We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees.

Audit Committee Financial Expert  We have no financial expert on our Board of Directors. We believe the cost related to retaining a financial expert at this time is prohibitive.

Section 16(a) Compliance.  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock.  It appears that Kathleen Scalzo, Shane Ivancoe, Jason Walsh, Kassel Enterprises and Iscis Holdings did not timely file Form 3s during the year ended September 30, 2006.

The Company has not yet adopted a written Code of Ethics, but management intends to do so in the next year.

Item 10. Executive Compensation

We agreed to pay our secretary, Jason Walsh, $1,000 per month beginning April 2006.  Other than those payments, for our last three fiscal years ended September 30, 2006, 2005 and 2004, our officers and directors have received no form of compensation for their work.

Stock Option Grants

We have not granted any stock options to our executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with any officer or director.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding stock as of December 21, 2006, and by the officers and directors, individually or as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
$0.001 Par Value Common Stock	Kathleen Scalzo President, Treasurer and Director c/o Scout Exploration 3550 Quesnel Drive, Vancouver, B.C., Canada V6L 2W6	370,000	6.27%
$0.001 Par Value Common Stock	Shane Ivancoe Director c/o Scout Exploration 3550 Quesnel Drive, Vancouver, B.C., Canada V6L 2W6	800,000 (2)	13.56%

$0.001 Par Value Common Stock	Jason Walsh Secretary c/o Scout Exploration 3550 Quesnel Drive, Vancouver, B.C., Canada V6L 2W6	185,000	3.14%
$0.001 Par Value Common Stock	All officers and directors as a group	1,355,000	22.97%
$0.001 Par Value Common Stock	Kassel Enterprises Inc. 876 Fredrick Dr North Vancouver, B.C. Canada V7K 2Y3	800,000 (2)	13.56%
$0.001 Par Value Common Stock	Iscis Holdings Ltd. 102-9323 Gallant Ave., North Vancouver, B.C., Canada V7G 2C1 (1)	680,000	11.53%
$0.001 Par Value Common Stock	Celltech Professional Services Ltd. 704 Wellington Dr North Vancouver, B.C. Canada V7K 1K7	400,000 (3)	6.78%
$0.001 Par Value Common Stock	Mark Hague 299-1917 4th Ave Vancouver, B.C. Canada V6J 1N7	400,000 (3)	6.78%
$0.001 Par Value Common Stock	D.A. Houston & Associates 4254 Golf Drive North Vancouver, B.C. Canada V7G 2A1	400,000 (3)	6.78%
1 Iscis Holdings Ltd. is owned by Ivan Walsh, the brother of our secretary, Jason Walsh.  Of the 680,000 shares, 500,000 are owned by Iscis Holdings Ltd. and 180,000 are owned by Ivan Walsh in his individual capacity.

2 Comprised of 400,000 shares of our common stock and an equal number of warrants to purchase an additional share of our common stock for $0.15 exercisable within 60 days of the date of this report.

3 Comprised of 200,000 shares of our common stock and an equal number of warrants to purchase an additional share of our common stock for $0.15 exercisable within 60 days of the date of this report.

The percentage of class is based upon 5,900,000 shares of common stock and no shares of preferred stock issued and outstanding as of the date of this report.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Item 12. Certain Relationships and Related Transactions

Except as described below, none of the following parties has, in the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:
  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
  Any member of the immediate family of any of the above person.

Office Space Arrangement

Our president provides our office space, located at 3550 Quesnel Drive, Vancouver, B.C., Canada V6L 2W6, rent-free.

Agreement with Iscis Holdings Ltd.

On March 4, 2006, we entered into a mineral property purchase agreement with Iscis Holdings Ltd., whereby they sold to us 100% right, title and interest in the mineral title “AAV 1-9 Claims” in the Whitehorse Mining District of the Yukon Territory. Iscis Holdings Ltd. is owned by Ivan Walsh, who is one of our shareholders and the brother of our secretary, Jason Walsh.  Iscis also beneficially owns over 10% of our common stock.

As a part of our purchase agreement with Iscis Holdings Ltd. we entered into a net smelter return royalty agreement. The terms of this agreement outline that Iscis Holdings Ltd. is entitled to a royalty payment equal to 3% of the net smelter returns.

Private Placement Transaction

We completed an offering for 1,700,000 units in March 2006, to 8 shareholders. Each “unit” consisted of one share of our common stock and one warrant to purchase an additional share of our common stock for $0.15 prior to March 31, 2007. The units were issued at a price of $0.05 per unit and the total amount received was $85,000.

Shane Ivancoe, one of our Directors, purchased 400,000 units in this offering and is a selling shareholder hereunder.  See the section entitled “Selling Security Holders” above.

Director Independence

We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accord with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

Shane Ivancoe is considered an independent director under the above definition.  We do not list that definition on our Internet website.

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees.

Item 13. Exhibits

The following documents have been filed as a part of this annual report:

Exhibit No.
3.1	* Articles of Incorporation (Charter Document)
3.2	* Certificate of Amendment
3.3	* Bylaws
10.1	* Iscis Holdings Ltd. Mineral Property Purchase Agreement
31.0	Rule 13A-14(A) Certification
32.0	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002
* Previously filed with the Securities and Exchange Commission on August 10, 2006 as exhibits to our Registration Statement on Form SB-2.

Item 14. Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us by our principal accountant, MacKay LLP, for professional services rendered for the fiscal years ended September 30, 2006 and 2005.

1.   Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended September 30, 2006 and 2005, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years. Fees billed in 2005 were $12,500. Fees billed to date for 2006 are $2,800.

2.   Audit-Related Fees. Consists of fees billed for services rendered to us for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.  Fees billed: None

3.   Tax Fees. Consists of fees billed for services rendered to us for tax services, which generally include fees for corporate tax planning, consultation and compliance. Fees billed: None

4.   All Other Fees. Consists of fees billed for all other services rendered to us, which generally include fees for consultation regarding computer system controls and human capital consultations. Fees Billed: None

None of the "audit-related," "tax" and "all other" services in 2006, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

Pre-Approval of Services of Principal Accounting Firm

We do not have an Audit Committee, and the tasks generally undertaken by an Audit Committee are undertaken by our Board of Directors.  Our board’s policy is to pre-approve all audit and permissible non-audit services provided by our principal accounting firm.  These services may include audit services, audit-related services, tax services and other permissible non-audit services. Any service incorporated within the independent auditor's engagement letter, which is approved by the board, is deemed pre-approved. Any service identified as to type and estimated fee in the independent auditor's written annual service plan, which is approved by the board, is deemed pre-approved up to the dollar amount provided in such annual service plan.

During the year, the principal accounting firm may also provide additional accounting research and consultation services required by, and incident to, the audit of our financial statements and related reporting compliance. These additional audit-related services are pre-approved up to the amount approved in the annual service plan approved by the board. The board may also pre-approve services on a case-by-case basis during the year.

The board's approval of proposed services and fees are noted in the meeting minutes of the board and/or by signature of the board on the engagement letter. Our principal accounting firm and management are periodically requested to summarize the principal accounting firm services and fees paid to date, and management is required to report whether the principal accounting firm's services and fees have been pre-approved in accordance with the required pre-approval process of the board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUT EXPLORATION, INC.
Dated: December 21, 2006

By: __/s/ Kathleen Scalzo_______________
Name:  Kathleen Scalzo
Title: President and Chief Executive Officer
Treasurer and Principal Accounting Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated: December 21, 2006

By: __/s/ Kathleen Scalzo_______________
Name:  Kathleen Scalzo
Title: President and Chief Executive Officer
Treasurer and Principal Accounting Officer
Director

By: __/s/ Jason Walsh__________________
Name:  Jason Walsh
Title: Secretary

By: __/s/ Shane Ivancoe________________
Name:  Shane Ivancoe
Title: Director

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)

(an Exploration Stage Enterprise)

Financial Statements

(presented in US dollars)

September 30, 2006

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Financial Statements
(presented in US dollars)

September 30, 2006

Report of Independent Registered Public Accounting Firm                                              3

Statements of Operations and Deficit                                                                              4

Balance Sheets                                                                                                               5

Statements of Stockholders’ Equity (Deficit)                                                                   6

Statements of Cash Flows                                                                                              7

Notes to the Financial Statements                                                                            8 - 11

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

We have audited the balance sheets of Scout Exploration, Inc. (formerly: Virtual Curricula Corp.) (an Exploration Stage Enterprise) as at September 30, 2006 and 2005 and the statements of operations and deficit, stockholders’ equity (deficit), and cash flows for the years ended then ended, and for the period from incorporation on February 1, 1999 through September 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, and for the period from incorporation on February 1, 1999 through September 30, 2006 in accordance with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to financial statements, the Company is in the development stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada.                                                                                               “MacKay LLP”
December 7, 2006                                                                                      Chartered Accountants

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Statements of Operations and Deficit
(presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to September 30,	For the Year ended September 30,
	2006	2006	2005

Administrative expenses
Accounting and audit	$ 23,970	$ 13,995	$ 7,500
Bank charges and interest	1,155	260	151
Consulting fees	1,285	1,285	-
Director’s fees	6,000	6,000	-
Dues and fees	3,413	2,623	-
Legal	30,401	23,426	-
Magazine rights	5,100	-	-
Management fees	35,575	2,250	3,125
Property expenditures	30,860	6,360	-
Transfer agent	7,266	4,502	-

	145,025	85,201	10,776

Loss for the period	(145,025)	(85,201)	(10,776)

Deficit, beginning of period	-	(59,824)	(49,048)

Deficit, accumulated during the development stage	$ (145,025)	$ (145,025)	$ (59,824)

Basic and diluted loss per share		$ (0.02)	$ (0.02)

Basic and diluted weighted average shares outstanding		4,066,667	3,700,000

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Balance Sheets
(presented in US dollars)

September 30,	2006	2005

Assets

Current
Cash	$ 31,481	$ 1,776

Liabilities

Current
Accounts payable and accrued liabilities	$ 29,406	$ 24,500

Stockholders’ Equity (Deficit)

Preferred stock $0.01 par value
1,000,000 shares authorized
No shares issued	-	-

Common stock, $0.001 par value
50,000,000 shares authorized
5,900,000 and 3,700,000 shares issued and outstanding respectively	5,900	3,700

Subscriptions received in advance (note 3)	100	100

Additional paid in capital	141,100	33,300

Deficit accumulated during the development stage	(145,025)	(59,824)

	2,075	(22,724)

	$ 31,481	$ 1,776

Approved by the Sole Director:

_____________________________ Director

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Statements of Stockholders’ Equity (Deficit)
(presented in US dollars)

For the period from incorporation on February 1, 1999 through September 30, 2006

	Number of shares	Par value	Additional Paid in Capital	Subscriptions received in advance	Deficit Accumulated During the Exploration Stage	Total

Balance February 1, 1999	-	$ -	$ -	$ -	$ -	$ -
Subscriptions received in advance (note 6)	-	-	-	37,100	-	37,100
Net loss for the period	-	-	-	-	(32,002)	(32,002)

Balance September 30, 1999	-	-	-	37,100	(32,002)	5,098
Net loss for the year	-	-	-	-	(3,829)	(3,829)

Balance September 30, 2000	-	-	-	37,100	(35,831)	1,269
November 1, 2000 issue common shares for subscriptions received in advance (note 6)	3,700,000	3,700	33,300	(37,000)	-	-
Net loss for the year	-	-	-	-	(3,754)	(3,754)

Balance September 30, 2001	3,700,000	3,700	33,300	100	(39,585)	(2,485)
Net loss for the year	-	-	-	-	(3,216)	(3,216)

Balance September 30, 2002	3,700,000	3,700	33,300	100	(42,801)	(5,701)
Net loss for the year	-	-	-	-	(3,120)	(3,120)

Balance September 30, 2003	3,700,000	3,700	33,300	100	(45,921)	(8,821)
Net loss for the year	-	-	-	-	(3,127)	(3,127)

Balance September 30, 2004	3,700,000	3,700	33,300	100	(49,048)	(11,948)
Net loss for the year	-	-	-	-	(10,776)	(10,776)

Balance September 30, 2005	3,700,000	3,700	33,300	100	(59,824)	(22,724)
August 1, 2006 issue commons share for cash	1,700,000	1,700	83,300	-	-	85,000
August 1, 2006 issue common shares for mineral property	500,000	500	24,500	-	-	25,000
Net loss for the year	-	-	-	-	(85,201)	(85,201)

Balance September 30, 2006	5,900,000	$ 5,900	$ 141,100	$ 100	$ (145,025)	$ 2,075

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Statements of Cash Flows
(presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to September 30,	For the Year ended September 30,
	2006	2006	2005

Cash provided by (used for)

Operating activities
Loss for the period	$ (145,025)	$ (85,201)	$ (10,776)
Expenses settled by shares	25,100	25,000	-

Change in non-cash working capital items:
Accounts payable and accrued liabilities	29,406	4,906	10,500

	(90,519)	(55,295)	(276)

Financing activity
Issuance of shares for cash	122,000	85,000	-

Increase (decrease) in cash during the development stage	31,481	29,705	(276)

Cash, beginning of period	-	1,776	2,052

Cash, end of period	$ 31,481	$ 31,481	$ 1,776

Supplemental cash flow information

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions
Financing
Issuance of shares for property	$ 25,000	$ 25,000	$ -
Shares to be issued for magazine rights	100	-	-

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Financial Statements
(presented in US dollars)

September 30, 2006

1.       Nature of Operations

The company was incorporated in the State of Nevada on February 1, 1999.  The company was engaged in the business of designing, developing and marketing educational products for children, adults, business people, as well as new language learners.  On April 10, 2006 the Company changed its name to Scout Exploration, Inc.  The Company is now in the business of the exploration, development and exploitation of resources properties, under the agreement disclosed in note 4.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustment that would be necessary should the company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters can not be predicted at this time.

2.       Significant Accounting Policies

a)       Exploration stage company

The company is considered to be in the exploration stage.

b)       Natural resource properties

Natural resource properties consist of exploration and mining concessions, options and contracts.  Acquisitions, leasehold costs and exploration costs are expensed as incurred until an independent feasibility study has determined that the property is capable of economic commercial production.

c)       Foreign currency translation

Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statements of loss.

d)       Loss per share

Basic loss per share is calculated using the weighted average number of shares outstanding during the period.

The company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the year.

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Financial Statements
(presented in US dollars)

September 30, 2006

2.       Significant Accounting Policies (continued)

e)       Financial instruments

All significant financial assets, financial liabilities and equity instruments of the company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

f)        Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

g)       Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

h)       Recent accounting pronouncements

In September 2006, the FASB issued SFAS NO. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

The adoption of this new pronouncement is not expected to have a material effect on the company’s financial position or results of operations.

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Financial Statements
(presented in US dollars)

September 30, 2006

3.       Subscriptions received in advance

The issuance of 100,000 common shares for $100 as part of the consideration for the acquisition of US business rights to a magazine remains outstanding.

4.       Resource Property

On March 4, 2006 the company signed a letter of agreement with a private Canadian Corporation for a 100% interest in and to the AVA 1-9 Mineral Claims situated in the Whitehorse Mining District of the Yukon Territory, Canada.  Consideration for the acquisition will be cash payment of $5,000 by March 31, 2006 (paid) and $20,000 on or before September 30, 2006 (subsequently deferred to September 30, 2007), and the issuance of 500,000 common shares of the company (issued at fair value of $0.05 per common share).  The Vendor will retain 3% net smelter royalty, up to 2% of which can be re-purchased for $2,000,000.

5.       Income Tax

The Company has available non-capital losses for Canadian Income tax purposes, which may be carried forward to reduce taxable income in future years.  If not utilized, the non-capital losses expire, as follows:

2007	$3,829
2008	3,754
2009	3,216
2010	3,120
2014	3,127
2015	10,776
2026	85,201

$113,023

Future tax benefits related to the above have not been recorded due to uncertainty regarding their utilization.

6.       Related Party Transaction

a)    During the 1999, the President of the Company purchased 370,000 common shares from treasury for cash of $3,700. These shares were issued during fiscal 2001.

b)    During the current year, a Director of the Company purchased 400,000 common shares from treasury for cash of $20,000. These shares were issued during the current year.

c)    During the current year, director’s fees of $6,000 were paid to a director of the Company.

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Financial Statements
(presented in US dollars)

September 30, 2006

7.       Equity Transactions

a)    In fiscal 1999, $37,000 in cash was received for 3,700,000 common shares to be issued to 39 investors.  These shares were issued during fiscal 2001.

b)    During the current year, the Company issued 1,700,000 units at a price of $0.05 per unit totalling $85,000.  Each unit is comprised of one common share and one non-transferable share purchase warrant for the purchase of an additional common share for a period of one year at an exercise price of $0.15.

c)    During the current year, the Company issued 500,000 common shares for mineral property at an estimated fair value of $0.05 per share (note 4).

8.       Warrants

At September 30, 2006, the Company had outstanding share purchase warrants of 1,700,000 exercisable to acquire 1,700,000 common shares at $0.15 per share expiring March 23, 2007.

EXHIBIT INDEX

Exhibit No.

3.1	* Articles of Incorporation (Charter Document)
3.2	* Certificate of Amendment
3.3	* Bylaws
10.1	* Iscis Holdings Ltd. Mineral Property Purchase Agreement
31.0	Rule 13A-14(A) Certification
32.0	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002
* Previously filed with the Securities and Exchange Commission on August 10, 2006 as exhibits to our Registration Statement on Form SB-2.