Form 10QSB
period 2006-12-31
Scout Exploration, Inc
filed 2007-02-13
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

[  ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0 - 52280

SCOUT EXPLORATION, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	98-0504670
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3550 Quesnel Drive, Vancouver, B.C., Canada V6L 2W6
(Address of principal executive offices)

(604) 738-9442
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [X] No

There were 6,300,000 common shares outstanding of as of February 7, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1       Financial Statements

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)

(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited)

(presented in US dollars)

December 31, 2006

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Financial Statements
(Unaudited)
(presented in US dollars)

December 31, 2006

Interim Statements of Operations and Deficit                                                                                3

Interim Balance Sheets                                                                                                                 4

Interim Statements of Stockholders’ Equity (Deficit)                                                                      5

Interim Statements of Cash Flows                                                                                                 6

Notes to the Interim Financial Statements                                                                               7 - 10

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Interim Statements of Operations and Deficit
(Unaudited) (presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to December 31,	For the three months ended December 31,
	2006	2006	2005

Administrative expenses
Accounting and audit	$ 25,970	$ 2,000	$ -
Bank charges and interest	1,077	(78)	33
Consulting fees	1,285	-	-
Director’s fees	9,000	3,000	-
Dues and fees	3,683	270	-
Legal	35,153	4,752	-
Magazine rights	5,100	-	-
Management fees	35,575	-	750
Office and administration	6,321	6,321	-
Property expenditures	30,860	-	-
Transfer agent	7,866	600	-

	161,890	16,865	783

Loss for the period	(161,890)	(16,865)	(783)

Deficit, beginning of period	-	(145,025)	(59,824)

Deficit, accumulated during the exploration stage	$ (161,890)	$ (161,890)	$ (60,607)

Basic and diluted loss per share		$ (0.00)	$ (0.00)

Basic and diluted weighted average shares outstanding		5,900,000	3,700,000

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Interim Balance Sheets
(Unaudited) (presented in US dollars)

	December 31, 2006	September 30, 2006

Assets

Current
Cash	$ 28,639	$ 31,481

Liabilities

Current
Accounts payable and accrued liabilities	$ 43,429	$ 29,406

Stockholders’ Equity (Deficit)

Preferred stock $0.01 par value
1,000,000 shares authorized
No shares issued	-	-

Common stock, $0.001 par value
50,000,000 shares authorized
5,900,000 shares issued	5,900	5,900

Subscriptions received in advance (note 3)	100	100

Additional paid in capital	141,100	141,100

Deficit accumulated during the development stage	(161,890)	(145,025)

	(14,790)	(2,075)

	$ 28,639	$ 31,481

Approved by the Sole Director:

_____________________________ Director

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Interim Statement of Stockholders’ Equity (Deficit)
(Unaudited) (presented in US dollars)

For the period from incorporation on February 1, 1999 through December 31, 2006

	Number of shares	Par value	Additional Paid in Capital	Subscriptions received in advance	Deficit Accumulated During the Exploration Stage	Total

Balance February 1, 1999	-	$ -	$ -	$ -	$ -	$ -
Subscriptions received in advance (note 6)	-	-	-	37,100	-	37,100
Net loss for the period	-	-	-	-	(32,002)	(32,002)

Balance September 30, 1999	-	-	-	37,100	(32,002)	5,098
Net loss for the year	-	-	-	-	(3,829)	(3,829)

Balance September 30, 2000	-	-	-	37,100	(35,831)	1,269
November 1, 2000 issue common shares for subscriptions received in advance (note 6)	3,700,000	3,700	33,300	(37,000)	-	-
Net loss for the year	-	-	-	-	(3,754)	(3,754)

Balance September 30, 2001	3,700,000	3,700	33,300	100	(39,585)	(2,485)
Net loss for the year	-	-	-	-	(3,216)	(3,216)

Balance September 30, 2002	3,700,000	3,700	33,300	100	(42,801)	(5,701)
Net loss for the year	-	-	-	-	(3,120)	(3,120)

Balance September 30, 2003	3,700,000	3,700	33,300	100	(45,921)	(8,821)
Net loss for the year	-	-	-	-	(3,127)	(3,127)

Balance September 30, 2004	3,700,000	3,700	33,300	100	(49,048)	(11,948)
Net loss for the year	-	-	-	-	(10,776)	(10,776)

Balance September 30, 2005	3,700,000	3,700	33,300	100	(59,824)	(22,724)
August 1, 2006 issue common shares for cash	1,700,000	1,700	83,300	-	-	85,000
August 1, 2006 issue common shares for mineral Property	500,000	500	24,500	-	-	25,000
Net loss for the year	-	-	-	-	(85,201)	(85,201)

Balance September 30, 2006	5,900,000	5,900	141,100	100	(145,025)	2,075
Net loss for the period	-	-	-	-	(16,865)	(16,865)

Balance December 31, 2006	5,900,000	$ 5,900	$ 141,100	$ 100	$ (161,890)	$ (14,790)

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Interim Statements of Cash Flows
(Unaudited) (presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to December 31,	For the three months ended December 31,
	2006	2006	2005

Cash provided by (used for)

Operating activities
Loss for the period	$ (161,890)	$ (16,865)	$ (783)

Expenses settled by shares	25,100	-	-

Change in non-cash working capital items:
Accounts payable and accrued liabilities	43,429	14,023	750

	(93,361)	(2,842)	(33)

Financing activity
Issuance of shares for cash	122,000	-	-

Increase (decrease) in cash during the exploration stage	28,639	(2,842)	(33)

Cash, beginning of period	-	31,481	1,776

Cash, end of period	$ 28,639	$ 28,639	$ 1,743

Supplemental cash flow information

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions
Financing
Issuance of shares for property	$ 25,000	$ -	$ -
Shares to be issued for magazine rights	100	-	-

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2006

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

For US reporting requirements, the accompanying interim financial statements have been adjusted as of December 31, 2006 as required by Item 310(b) of Regulation S-B to include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2006

2.       Significant Accounting Policies (continued)

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

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2006

3.       Subscriptions received in advance

The issuance of 100,000 common shares for $100 as part of the consideration for the acquisition of US business rights to a magazine remains outstanding.

4.       Resource Property

On March 4, 2006 the company signed a letter of agreement with a non-arms length private Canadian Corporation for a 100% interest in and to the AVA 1-9 Mineral Claims situated in the Whitehorse Mining District of the Yukon Territory, Canada.  Consideration for the acquisition will be a cash payment of $5,000 by March 31, 2006 (paid) and $20,000 on or before September 30, 2006 (subsequently deferred to September 30, 2007), and the issuance of 500,000 common shares of the company (issued at fair value of $0.05 per common share).  The Vendor will retain 3% net smelter royalty, up to 2% of which can be re-purchased for $2,000,000.

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

6.       Related Party Transaction

a)      During the 1999, the former President of the Company purchased 370,000 common shares from treasury for cash of $3,700. These shares were issued during fiscal 2001.

b)      During the 2006, a Director of the Company purchased 400,000 common shares from treasury for cash of $20,000. These shares were issued during fiscal 2006.

c)       During the period ended December 31, 2006, director’s fees of $3,000 (2005 - $Nil) were paid to a Director of the Company.

d)      During the period ended December 31, 2006, office and administration of $6,321 (2005 - $Nil) were paid to a corporation controlled by a director of the Company.

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2006

7.       Equity Transactions

a)      In fiscal 1999, $37,000 in cash was received for 3,700,000 common shares to be issued to 39 investors.  These shares were issued during fiscal 2001.

b)      During the year ended September 30, 2006, the Company issued 1,700,000 units at a price of $0.05 per unit totalling $85,000.  Each unit is comprised of one common share and one non-transferable share purchase warrant for the purchase of an additional common share for a period of one year at an exercise price of $0.15.

c)       During the year ended September 30, 2006, the Company issued 500,000 common shares for mineral property at an estimated fair value of $0.05 per share (note 4).

8.       Warrants

At December 31, 2006, the Company had outstanding share purchase warrants of 1,700,000 exercisable to acquire 1,700,000 common shares at $0.15 per share expiring March 23, 2007.

9.       Subsequent event

The Company issued 400,000 common shares on exercise of warrants subsequent to December 31, 2006.

Item 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

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

  We plan to conduct phase one of our recommended exploration program on our Wheaton River property. Phase one will consist of geological boulder trend sampling. This phase will commence in the next three months, but the exact time is dependant on the availability of personnel and equipment. This phase is expected to cost about $10,000.
  If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program, geological mapping and geophysical surveying. This phase is expected to cost about $15,000. We may need to raise additional funding in order to conduct this phase. If we do obtain the funding necessary, we anticipate that this phase would begin in mid 2007.
  If further exploration should be warranted upon completion of phase two, we will continue along this path. This third phase is expected to cost over $100,000. This phase could be commenced as early as spring 2007 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

  We anticipate spending approximately $4,000 monthly in ongoing general and administrative expenses over the next year. These expenses will consist primarily of the professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general transfer agent fees, annual mineral claim fees and general office expenses.
  We owe Iscis Holdings Ltd. an additional $20,000 on or before September 30, 2007.

As of December 31, 2006, we had cash reserves of $28,639 and as of February 7, 2007, we had cash reserves of approximately $85,000. We anticipate this to be enough to cover the costs of phase one and two of exploration as well as general and administrative expenses over the next year. However, our ability to pay Iscis Holdings and to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Item 3       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including our Chief  Executive Officer and Principal Accounting Officer Kathleen Scalzo,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of December 31, 2006.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Principal Accounting Officer concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Principal Accounting Officer completed her evaluation.

(b) Changes in Internal Control Over Financial Reporting.  Our Chief Executive Officer and Principal Accounting Officer Kathleen Scalzo has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.  There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the latest quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting as required by Item 308(c) of Regulation S-B.

PART II – OTHER INFORMATION

Item 1       LEGAL PROCEEDINGS.

None.

Item 2       UNREGISTERED SALES OF EQUITY SECURITIES.

None.

Item 3       DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5       OTHER INFORMATION.

We recently began to participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. (“OTCBB”). The OTCBB is an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for our common stock are published on the OTC Bulletin Board under the trading symbol “SCXN.OB.” The first trade of our Common Stock on the Bulletin Board occurred on December 6, 2006.

On October 1, 2006, we entered into a contract for services with Bua Group Holdings Ltd.  Under the agreement, Bua Group Holdings Ltd. agreed to provide general administrative support services and the use of an office to us in exchange for $2,400 per month.  The effective date of the contract is June 1, 2006.  Jason Walsh, our secretary, is a principal of Bua Group Holdings Ltd.  A copy of the contract for services with Bua Group Holdings Ltd. is attached hereto as Exhibit 10.1.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6       EXHIBITS

Exhibit 10.1	Contract for services with Bua Group Holdings Ltd. dated October 1, 2006.

Exhibit 31	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 13, 2007

SCOUT EXPLORATION, INC.

By: __/s/ Kathleen Scalzo________________
Name:  Kathleen Scalzo
Title: President and Chief Executive Officer
Treasurer and Principal Accounting Officer
Director