Form 10QSB
period 2007-03-31
Scout Exploration, Inc
filed 2007-05-18
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2007

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

There were 6,600,000 common shares outstanding of as of May 10, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)

(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited)

(presented in US dollars)

March 31, 2007

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited)
(presented in US dollars)

March 31, 2007

Interim Statements of Operations and Deficit                                                                                      3

Interim Balance Sheets                                                                                                                       4

Interim Statements of Stockholders’ Equity (Deficit)                                                                           5

Interim Statements of Cash Flows                                                                                                      6

Notes to the Interim Financial Statements                                                                                      7 - 9

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Interim Statements of Operations and Deficit
(Unaudited) (presented in US dollars)

	Cumulative, Inception February 1, 1999 to March 31,	For the three months ended March 31,		For the six months ended March 31,
	2007	2007	2006	2007	2006

Administrative expenses
Accounting and audit	$ 28,004	$ 2,034	$ 6,500	$ 4,034	$ 6,500
Bank charges and interest	1,632	555	62	555	95
Consulting fees	1,285	-	-	-	-
Director’s fees	14,000	5,000	-	8,000	-
Dues and fees	5,783	2,100	125	2,370	125
Legal	45,449	10,296	-	15,048	-
Magazine rights	5,100	-	-	-	-
Management fees	35,575	-	750	-	1,500
Office and administration	17,162	10,841	-	17,162	-
Promotion and travel	12,345	12,345	-	12,345	-
Property expenditures	30,860	-	5,000	-	5,000
Transfer agent	8,596	730	-	1,330	-

	205,791	43,901	12,437	60,766	13,220

Loss for the period	(205,791)	(43,901)	(12,437)	(60,766)	(13,220)

Deficit, beginning of period	-	(161,890)	(60,607)	(145,025)	(59,824)

Deficit, accumulated during the exploration stage	$ (205,791)	$ (205,791)	$ (73,044)	$ (205,791)	$ (73,044)

Basic and diluted loss per share		$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and diluted weighted average shares outstanding		6,233,333	3,700,000	6,066,667	3,700,000

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Interim Balance Sheets
(Unaudited) (presented in US dollars)

	March 31, 2007	September 30, 2006

Assets

Current
Cash	$ 90,723	$ 31,481
Prepaid expenses	4,838	-

	$ 95,561	$ 31,481

Liabilities

Current
Accounts payable and accrued liabilities	$ 34,252	$ 29,406

Stockholders’ Equity

Preferred stock $0.01 par value
1,000,000 shares authorized
No shares issued	-	-

Common stock, $0.001 par value
50,000,000 shares authorized
6,600,000 shares issued	6,600	5,900

Subscriptions received in advance (note 3)	15,100	100

Additional paid in capital	245,400	141,100

Deficit accumulated during the development stage	(205,791)	(145,025)

	61,309	2,075

	$ 95,561	$ 31,481

Approved by the Sole Director:

_____________________________ Director

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Interim Statement of Stockholders’ Equity (Deficit)
(Unaudited) (presented in US dollars)

For the period from incorporation on February 1, 1999 through March 31, 2007

	Number of shares	Par value	Additional Paid in Capital	Subscriptions received in advance	Deficit Accumulated During the Exploration Stage	Total

Balance February 1, 1999	-	$ -	$ -	$ -	$ -	$ -
Subscriptions received in advance	-	-	-	37,100	-	37,100
Net loss for the period	-	-	-	-	(32,002)	(32,002)

Balance September 30, 1999	-	-	-	37,100	(32,002)	5,098
Net loss for the year	-	-	-	-	(3,829)	(3,829)

Balance September 30, 2000	-	-	-	37,100	(35,831)	1,269
November 1, 2000 issue common shares for subscriptions received in advance	3,700,000	3,700	33,300	(37,000)	-	-
Net loss for the year	-	-	-	-	(3,754)	(3,754)

Balance September 30, 2001	3,700,000	3,700	33,300	100	(39,585)	(2,485)
Net loss for the year	-	-	-	-	(3,216)	(3,216)

Balance September 30, 2002	3,700,000	3,700	33,300	100	(42,801)	(5,701)
Net loss for the year	-	-	-	-	(3,120)	(3,120)

Balance September 30, 2003	3,700,000	3,700	33,300	100	(45,921)	(8,821)
Net loss for the year	-	-	-	-	(3,127)	(3,127)

Balance September 30, 2004	3,700,000	3,700	33,300	100	(49,048)	(11,948)
Net loss for the year	-	-	-	-	(10,776)	(10,776)

Balance September 30, 2005	3,700,000	3,700	33,300	100	(59,824)	(22,724)
August 1, 2006 issue common shares for cash	1,700,000	1,700	83,300	-	-	85,000
August 1, 2006 issue common shares for mineral Property	500,000	500	24,500	-	-	25,000
Net loss for the year	-	-	-	-	(85,201)	(85,201)

Balance September 30, 2006	5,900,000	5,900	141,100	100	(145,025)	2,075
January 25, 2007 issue common shares for cash	400,000	400	59,600	-	-	60,000
February 28, 2007 issue common shares for cash	200,000	200	29,800	-	-	30,000
March 19, 2007 issue common shares for cash	100,000	100	14,900	-	-	15,000
Subscriptions received in advance	-	-	-	15,000	-	15,000
Net loss for the period	-	-	-	-	(60,766)	(60,766)

Balance March 31, 2007	6,600,000	$ 6,600	$ 245,400	$ 15,100	$ (205,791)	$ 61,309

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Interim Statements of Cash Flows
(Unaudited) (presented in US dollars)

	Cumulative, Inception February 1, 1999 to March 31,	For the three months ended March 31,		For the six months ended March 31,
	2007	2007	2006	2007	2006

Cash provided by (used for)

Operating activities
Loss for the period	$ (205,791)	$ (43,901)	$ (12,437)	$ (60,766)	$ (13,220)

Expenses settled by shares	25,100	-	-	-	-

Change in non-cash working capital items:
Prepaid expenses	(4,838)	(4,838)	-	(4,838)	-
Accounts payable and accrued liabilities	34,252	(9,177)	7,250	4,846	8,000

	(151,277)	(57,916)	(5,187)	(60,758)	(5,220)

Financing activities
Subscriptions received in advance	15,000	15,000	55,000	15,000	55,000
Issuance of shares for cash	227,000	105,000	-	105,000	-

	242,000	120,000	55,000	120,000	55,000

Increase in cash for the period during the exploration stage	90,723	62,084	49,813	59,242	49,870

Cash, beginning of period	-	28,639	2,014	31,481	2,052

Cash, end of period	$ 90,723	$ 90,723	$ 1,851	$ 90,723	$ 1,851

Supplemental cash flow information

Interest paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -

Non-cash transactions
Financing
Issuance of shares for property	$ 25,000	$ -	$ -	$ -	$ -
Shares to be issued for magazine rights	$ 100	$ -	$ -	$ -	$ -

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2007

1.       Nature of Operations

The company was incorporated in the State of Nevada on February 1, 1999.  The company was engaged in the business of designing, developing and marketing educational products for children, adults, business people, as well as new language learners.  On April 10, 2006 the Company changed its name to Scout Exploration, Inc.  The Company is now in the business of the exploration, development and exploitation of resource properties, under the agreement disclosed in note 4.

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

2.       Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company applies the same accounting policies and methods in its interim financial statements as those in the audited annual financial statements.

3.       Subscriptions received in advance

The issuance of 100,000 common shares for $100 as part of the consideration for the acquisition of US business rights to a magazine remains outstanding.

In March 2007, the Company received $15,000 share subscriptions in advance for the exercise of warrants. The Company intends to issue the common shares subsequent to the quarter end.

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

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2007

5.       Income Tax

The Company has available non-capital losses for Income tax purposes, which may be carried forward to reduce taxable income in future years.  If not utilized, the non-capital losses expire, as follows:

2007	$3,829
2008	3,754
2009	3,216
2010	3,120
2014	3,127
2015	10,776
2026	85,201

$113,023

Future tax benefits related to the above have not been recorded due to uncertainty regarding their utilization.

6.       Related Party Transaction

a)	During the 2006, a Director of the Company purchased 400,000 common shares from treasury for cash of $20,000.

b)	During the period ended March 31, 2007, a Director of the Company purchased 400,000 common shares form treasury for cash of $60,000.

c)	During the period ended March 31, 2007, director’s fees of $8,000(2006 - $Nil) were paid to two Directors of the Company.

d)	During the period ended March 31, 2007, office and administration of $12,472 (2006 - $Nil) was incurred with a corporation controlled by a director of the Company.

7.        Equity Transactions
a)	During the year ended September 30, 2006, the Company issued 1,700,000 units at a price of $0.05 per unit totalling $85,000. Each unit is comprised of one common share and one non-transferable share purchase warrant for the purchase of an additional common share for a period of one year at an exercise price of $0.15.

b)	During the year ended September 30, 2006, the Company issued 500,000 common shares for mineral property at an estimated fair value of $0.05 per share (note 4).

c)	During the quarter ended March 31, 2007, the Company issued 700,000 common shares for exercise of warrants at a price of $0.15 per share.

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2007

8.      Warrants

In March 2007, the Company extended the expiry date of the outstanding 1,000,000 warrants to May 28, 2007.

At March 31, 2007, the Company had outstanding share purchase warrants of 1,000,000 exercisable to acquire 1,000,000 common shares at $0.15 per share expiring May 28, 2007.

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
  If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program, geological mapping and geophysical surveying. This phase is expected to cost about $15,000. We anticipate that this phase would begin in late 2007.
  If further exploration should be warranted upon completion of phase two, we will continue along this path. This third phase is expected to cost over $100,000. This phase could be commenced as early as spring 2008 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

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
  We owe Iscis Holdings Ltd. an additional $20,000 on or before September 30, 2007.

As of March 31, 2007, we had cash reserves of $90,703 and as of May 10, 2007, we had cash reserves of approximately $80,000. We anticipate this to be enough to cover the costs of phase one and two of exploration as well as general and administrative expenses over the next year. However, our ability to pay Iscis Holdings and to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Item 3       CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.  Management, including our Chief  Executive Officer and Principal Accounting Officer Kathleen Scalzo,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of March 31, 2007.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Principal Accounting Officer concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Principal Accounting Officer completed her evaluation.

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

PART II – OTHER INFORMATION

Item 1       LEGAL PROCEEDINGS.

None.

Item 2       UNREGISTERED SALES OF EQUITY SECURITIES.

During the quarter ended March 31, 2007, Shane Ivancoe was issued 400,000 shares of our common stock, James Pettit was issued 100,000 shares of our common stock and Celltech Professional Services Ltd. was issued 200,000 shares of our common stock.  Each of these shares was issued in connection with the exercise of warrants at a price of $0.15 per share.

In all of these offerings, we relied upon Regulation S as an exemption from the registration requirements of the Act. The facts supporting the availability of Regulation S for these offerings were that:

1) The offer and sale was not made to any U.S. persons or for the account or benefit of U.S. persons;
2) Each purchaser certified that he or she was not a U.S. person and was not acquiring the securities for the account or benefit of any U.S. person;
3) Each purchaser agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration;

All offers and sales in connection with the shares sold pursuant to Regulation S were made in offshore transactions as defined by Regulation S. There were no direct selling efforts in the United States.

In March 2007, 667981 BC Ltd. exercised 100,000 warrants and paid the $0.15 per share exercise price to us.  We issued the common shares to 667981 BC Ltd. subsequent to the March 31, 2007 quarter end.

Item 3       DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5       OTHER INFORMATION.

We completed an offering for 1,700,000 units in March 2006, to 8 shareholders. Each “unit” consisted of one share of our common stock and one warrant to purchase an additional share of our common stock for $0.15 prior to March 31, 2007.  In March 2007, our board of directors extended the expiry date of the outstanding 1,000,000 warrants to May 28, 2007.

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

Date:  May 18, 2007

SCOUT EXPLORATION, INC.

By: _/s/ Kathleen Scalzo_______________
Name:  Kathleen Scalzo
Title: President and Chief Executive Officer
Treasurer and Principal Accounting Officer
Director