Form 10QSB
period 2007-06-30
Scout Exploration, Inc
filed 2007-08-20
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 2007

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

There were 7,300,000 common shares outstanding of as of August 20, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

Scout Exploration, Inc.

(an Exploration Stage Enterprise)

Interim Financial Statements
(unaudited)

(presented in US dollars)

June 30, 2007

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(unaudited)
(presented in US dollars)

June 30, 2007

Interim Statements of Operations and Deficit                                                                               3

Interim Balance Sheets                                                                                                                4

Interim Statement of Stockholders’ Equity (Deficit)                                                                5 - 6

Interim Statements of Cash Flows                                                                                               7

Notes to the Interim Financial Statements                                                                               8 - 9

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statements of Operations and Deficit
(Unaudited) (presented in US dollars)

	Cumulative, Inception February 1, 1999 to June 30,	For the three months ended June 30,		For the nine months ended June 30,
	2007	2007	2006	2007	2006

Administrative expenses
Accounting and audit	$ 32,746	$ 4,742	$ 1,277	$ 8,776	$ 7,777
Bank charges and interest	2,030	398	91	875	186
Consulting fees	1,285	-	675	-	675
Director’s fees	20,000	6,000	2,000	14,000	2,000
Dues and fees	6,414	631	637	3,001	762
Legal	52,217	6,768	4,495	21,816	4,495
Magazine rights	5,100	-	-	-	-
Management fees	35,575	-	750	-	2,250
Office and administration	27,540	10,378	-	27,540	-
Promotion and travel	12,345	-	-	12,345	-
Property expenditures	30,860	-	-	-	5,000
Transfer agent	9,441	845	2,063	2,175	2,063

	235,553	29,762	11,988	90,528	25,208

Loss for the period	(235,553)	(29,762)	(11,988)	(90,528)	(25,208)

Deficit, beginning of period	-	(205,791)	(73,044)	(145,025)	(59,824)

Deficit, accumulated during the exploration stage	$ (235,553)	$ (235,553)	$ (85,032)	$ (235,553)	$ (85,032)

Basic and diluted loss per share		$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and diluted weighted average shares outstanding		6,850,000	3,700,000	6,541,667	3,700,000

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Balance Sheets
(Unaudited) (Presented in US dollars)

	June 30, 2007	September 30, 2006

Assets

Current
Cash	$ 89,848	$ 31,481
Prepaid expenses	4,838	-

	$ 94,686	$ 31,481

Liabilities

Current
Accounts payable and accrued liabilities	$ 48,139	$ 29,406

Stockholders’ Equity (Deficit)

Preferred stock $0.01 par value
1,000,000 shares authorized
No shares issued	-	-

Common stock, $0.001 par value
50,000,000 shares authorized
7,300,000 shares issued	7,300	5,900

Subscriptions received in advance	100	100

Subscriptions receivable	(75,000)	-

Additional paid in capital	349,700	141,100

Deficit accumulated during the exploration stage	(235,553)	(145,025)

	46,547	2,075

	$ 94,686	$ 31,481

Approved by:

_____________________________ Director

_____________________________ Director

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statement of Stockholders’ Equity (Deficit)
(Unaudited) (Presented in US dollars)

For the period from incorporation on February 1, 1999 through June 30, 2007

	Number of shares	Par value	Additional Paid in Capital	Subscriptions received in advance	Subscriptions receivable	Deficit Accumulated During the Exploration Stage	Total

Balance February 1, 1999	-	$ -	$ -	$ -	$ -	$ -	$ -
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)

Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)

Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
November 1, 2000 issue common shares for subscriptions received in advance	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)

Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)

Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)

Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)

Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)

Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
August 1, 2006 issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
August 1, 2006 issue common shares for mineral Property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)

Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
January 25, 2007 issue common shares for cash	400,000	400	59,600	-	-	-	60,000
February 28, 2007 issue common shares for cash	200,000	200	29,800	-	-	-	30,000
March 19, 2007 issue common shares for cash	100,000	100	14,900	-	-	-	15,000

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statement of Stockholders’ Equity (Deficit)
(Unaudited) (Presented in US dollars)

For the period from incorporation on February 1, 1999 through June 30, 2007

Subscriptions received in advance	-	-	-	15,000	-	-	15,000
May 14, 2007 issue common shares for subscription received in advance	100,000	100	14,900	(15,000)	-	-	-
June 4, 2007 issue common shares for cash and subscription receivable	600,000	600	89,400	-	(75,000)	-	15,000
Net loss for the period	-	-	-	-	-	(90,528)	(90,528)

Balance June 30, 2007	7,300,000	$ 7,300	$ 349,700	$ 100	$ (75,000)	$ (235,553)	$ 46,547

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statements of Cash Flows
(Unaudited) (Presented in US dollars)

	Cumulative, Inception February 1, 1999 to June 30,	For the three months ended June 30,		For the nine months ended June 30,
	2007	2007	2006	2007	2006

Cash provided by (used for)

Operating activities
Loss for the period	$ (235,553)	$ (29,762)	$ (11,988)	$ (90,528)	$ (25,208)
Expenses settled by shares	25,100	-	-	-	-
Change in non-cash working capital items:
Prepaid expenses	(4,838)	-	-	(4,838)	-
Accounts payable and accrued liabilities	48,139	13,887	(5,755)	18,733	2,245

	(167,152)	(15,875)	(17,743)	(76,633)	(22,963)

Financing activities
Subscriptions received in advance	-	-	30,000	-	85,000
Issuance of shares for cash	257,000	15,000	-	135,000	-

	257,000	15,000	30,000	135,000	85,000

Increase (decrease) in cash	89,848	(875)	12,257	58,367	62,037

Cash, beginning of period	-	90,723	51,556	31,481	1,776

Cash, end of period	$ 89,848	$ 89,848	$ 63,813	$ 89,848	$ 63,813

Supplemental cash flow information

Interest paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -

Non-cash transactions
Financing
Issuance of shares for property	$ 25,000	$ -	$ -	$ -	$ -
Issuance of shares for subscriptions received in advance	-	15,000	-	-	-
Issuance of shares for subscriptions receivable	75,000	75,000	-	75,000	-
Shares to be issued for magazine rights	100	-	-	-	-

	$ 100,100	$ 90,000	$ -	$ 75,000	$ -

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2007

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

4.       Related Party Transaction

a)	During fiscal 2006, a Director of the Company purchased 400,000 common shares from treasury for cash of $20,000.

b)	During the period ended June 30, 2007, a Director of the Company purchased 400,000 common shares from treasury for cash of $60,000.

c)	During the period ended June 30, 2007, director’s fees of $14,000 (2006 - $2,000) were paid to a Director and an officer of the Company.

d)	During the period ended June 30, 2007, office and administration of $19,172 (2006 - $Nil) was incurred with a corporation controlled by an officer of the Company.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2007

5.      Equity Transactions
a)	During the year ended September 30, 2006, the Company issued 1,700,000 units at a price of $0.05 per unit totalling $85,000. Each unit is comprised of one common share and one non-transferable share purchase warrant for the purchase of an additional common share for a period of one year at an exercise price of $0.15.

b)	During the year ended September 30, 2006, the Company issued 500,000 common shares for mineral property at an estimated fair value of $0.05 per share (note 3).

c)	During the period ended June 30, 2007, the Company issued 1,400,000 common shares for exercise of warrants at a price of $0.15 per share for gross proceeds of $210,000, of which $75,000 remains receivable.

6.       Warrants

At June 30, 2007, the Company had nil outstanding share purchase warrants.

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
  We owe Iscis Holdings Ltd. an additional $20,000 on or before September 30, 2007.

As of June 30, 2007, we had cash reserves of $89,848 and as of August 20, 2007, we had cash reserves of approximately $75,000. We anticipate this to be enough to cover the costs of phase one and two of exploration as well as general and administrative expenses over the next year. However, our ability to pay Iscis Holdings and to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Item 3     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including our Chief  Executive Officer and Principal Accounting Officer Kathleen Scalzo,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of June 30, 2007.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Principal Accounting Officer concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Principal Accounting Officer completed her evaluation.

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

PART II – OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS.

None.

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES.

In March 2007, 667981 BC Ltd. exercised 100,000 warrants and paid the $0.15 per share exercise price to us.  We issued the common shares to 667981 BC Ltd. during the quarter ended June 30, 2007.

Additionally, during the quarter ended June 30, 2007, D.A. Houston & Associates was issued 100,000 shares of our common stock, Heath Ellingham was issued 100,000 shares of our common stock and Kassel Enterprises Inc. was issued 400,000 shares of our common stock.  Each of these shares was issued in connection with the exercise of warrants at a price of $0.15 per share.  As of August 20, 2007, neither Heath Ellingham nor Kassel Enterprises Inc. has paid the exercise price in connection with the exercise of those warrants.

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

Date:  August 20, 2007

SCOUT EXPLORATION, INC.

By: _/s/ Kathleen Scalzo_______________
Name:  Kathleen Scalzo
Title: President and Chief Executive Officer
Treasurer and Principal Accounting Officer
Director