Form 10KSB
period 2007-09-30
Scout Exploration, Inc
filed 2007-12-31
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended: September 30, 2007

[  ]   Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number: 0 - 52280

SCOUT EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0504670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

32 Executive Park, Suite 105, Irvine, California 92614
(Address of principal executive offices)

(949) 265-7717
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes [  ]   No [X]

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,437,450 based on the last sale price of our common stock of $0.41 on December 18, 2007.

The Issuer had 7,300,000 shares of Common Stock, par value $.001, outstanding as of December 19, 2007.

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

Our principal executive office is located at 32 Executive Park, Suite 105, Irvine, California 92614. Our phone number is (949) 265-7717.  Our Internet address is http://www.scoutexploration.com. Information on our web site is not, however, part of this report.

Wheaten River Property Agreement

On March 4, 2006, we entered into a mineral property purchase agreement with Iscis Holdings Ltd., whereby they sold to us 100% right, title and interest in the mineral title “AAV 1-9 Claims” in the Whitehorse Mining District of the Yukon Territory. The initial purchase price of $5,000 was remitted to Iscis Holdings Ltd. and we also issued them 500,000 shares of our common stock (issued at fair value of $0.05 per common share).  We were to pay Iscis Holdings Ltd. an additional $20,000 on or before September 30, 2006, however, Iscis subsequently extended that deadline until September 30, 2008.  Iscis retains an ongoing 3% net smelter return or royalty, however, we have the option to acquire up to 2% of the 3% net smelter royalty from Iscis at the price of $100,000 per each 0.1% acquired.

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

Vegetation in the upland consists of dwarf grasses, moss and lichen.  Timber is restricted to the main valleys at elevations below 4,000 feet.

3  Claim Detail

The Wheaton River claims are located in the Whitehorse Mining District of Yukon Territory.  The property consists of 9 claims as detailed below.

Claim Name	Grant Numbers	Current Expiry Date
AAV 1-9	YC 19166 - 174	August 19, 2008

We paid the claims fees associated with the Wheaton River claims due August 19, 2006 and 2007.

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

The discovery and development of the Mount Skukum Mine, coupled with a dramatic rise in the price of gold and silver caused a methodical staking rush in the Wheaton Valley-Bennett Lake district in the 1980's. The area has developed into a mining camp and exploration and development work has continued at the Goodell and Omni properties.

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

Item 2. Description of Property

Our executive offices are located at 32 Executive Park, Suite 105, Irvine, California 92614. We also have 9 mineral claims in the Yukon Territory, as described above under Description of Business.

Item 3. Legal Proceedings

We are not, and have not been during the period covered by this report, a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

In the quarter ended September 30, 2007, no matters were submitted to the Company’s security holders, other than the following:

The following actions were approved by the written consent of a majority of the Company’s shareholders on July 23, 2007 and became effective on or about August 31, 2007:

1.     The election of Kathleen Scalzo and Shane Ivancoe as directors of the Company until the next annual meeting of the Company’s shareholders or until their successors have been elected and qualified;

2.     The appointment of MacKay LLP, Chartered Accountants, to audit the Company’s financial statements for the fiscal year ending September 30, 2007; and

3.     The adoption of the 2007 Stock Option and Incentive Plan for key personnel of the Company.

In the July 23, 2007 written consent, each action (including the election of each director) was approved by shareholders holding 4,185,000 of the 7,300,000 shares of the Company’s common stock outstanding at that time, or 57.3% of the outstanding shares.  Additionally, actions (2) and

(3) above were approved by the unanimous written consent of the Company’s Board of Directors on July 23, 2007.

Notice of the approval of the actions by written consent of shareholders was given pursuant to an information statement, which was filed with the Securities and Exchange Commission on August 7, 2007.

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

Date	High	Low

December 6, 2006 to December 31, 2006	$0.25	$0.02
January 1, 2007 to March 31, 2007	$0.91	$0.11
April 1, 2007 to June 30, 2007	$0.72	$0.35
July 1, 2007 to September 30, 2007	$0.58	$0.23
October 1, 2007 to December 19, 2007	$0.51	$0.31

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

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2007 Stock Option and Incentive Plan was approved by the unanimous written consent of the our Board of Directors and by the written consent of a majority of our shareholders on July 23, 2007.  One million (1,000,000) shares of our common stock are reserved for issuance pursuant to that plan.  No options have been issued under the plan as of the date of this Annual Report.

Recent Sales of Unregistered Securities

In the quarter ended September 30, 2007, we sold no securities that were not registered under the Securities Act.

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
  If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program, geological mapping and geophysical surveying. This phase is expected to cost about $15,000. We may need to raise additional funding in order to conduct this phase. If we do obtain the funding necessary, we anticipate that this phase would begin in early 2008.
  If further exploration should be warranted upon completion of phase two, we will continue along this path. This third phase is expected to cost over $100,000. This phase could be commenced as early as spring 2008 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.
  We anticipate spending approximately $5,000 monthly in ongoing general and administrative expenses over the next year. These expenses will consist primarily of the professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general transfer agent fees, annual mineral claim fees and general office expenses.
  We owe Iscis Holdings Ltd. an additional $20,000 on or before September 30, 2008.

As of September 30, 2007, we had cash reserves of $45,649 and as of December 19, 2007, we had cash reserves of approximately $90,000. We anticipate this to be enough to cover the costs of phase one of exploration as well as general and administrative expenses over the next year. However, our ability to pay Iscis Holdings and complete phase two of the recommended work program and to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have enough tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Item 8A. Controls and Procedures

It is the responsibility of John Roozendaal and Jason Walsh (who serve, respectively, as Chief Executive Officer and Chief Financial Officer) to ensure that the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

As of September 30, 2007, management conducted an evaluation of the Company’s disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are effective as of September 30, 2007. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our executive officers and directors as of December 19, 2007:

NAME OF DIRECTOR	AGE	TERM SERVED	POSITIONS WITH COMPANY
John Roozendaal	41	Since December 13, 2007	President and Director
Jason Walsh	35	Since March 3, 2006	Secretary, Treasurer and Director
Shane Ivancoe	52	Since March 3, 2006	Director

On December 13, 2007, our Board of Directors increased the size of our Board to three persons.  On that same date, Kathleen Scalzo resigned as our President and Treasurer and as a Director.  Our remaining director Shane Ivancoe appointed Jason Walsh and John Roozendaal as Directors to fill the vacancies on the Board of Directors and also appointed John Roozendaal as our President and Jason Walsh as our Treasurer.

All our directors hold office until the next annual meeting of our stockholders or until their successors are elected and qualified.  Executive officers hold offices until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

Set forth below is a biographical description of each director and executive officer based upon information supplied by them:

Biographical Information

John Roozendaal has served as our President and as a Director since December 13, 2007.  Mr. Roozendaal has been involved with the mineral exploration industry for over 15 years focusing on precious, base and specialty metal exploration projects in North America. Mr. Roozendaal is the President and a Director of VMS Ventures Inc. and Harvest Gold Corp., and a director of Thelon Ventures Ltd., which are all publicly traded companies on the TSX Venture exchange.  Mr. Roozendaal helped found VMS Ventures in 1996 and Harvest Gold was spun off from VMS Ventures in 2005.  He became a director of Thelon Ventures in October 2005.  Mr. Roozendaal holds a Bachelor of Science degree in Geology.

Jason Walsh has served as our Secretary since March 3, 2006.  He has served as our Treasurer and as a Director since December 13, 2007.  Since April 15, 2003, he has also served as the President and a Director of Thelon Ventures Ltd (TSX Venture: THV).  He has also served as an officer of International Ranger Corp. (Pink Sheets: IRNG) since February 19, 2006.  From October 1997 to April 2003, he served as a registered representative with Global Securities in Vancouver, B.C.

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

Section 16(a) Compliance.  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock.  It appears that Kathleen Scalzo, Shane Ivancoe, Jason Walsh, Kassel Enterprises and Iscis Holdings filed Form 3s during the year ended September 30, 2007 that were properly filed during the year ended September 30, 2006.  It also appears that Shane Ivancoe’s Form 4 filing made on February 13, 2007 was not timely filed.

The Company has not yet adopted a written Code of Ethics, but management intends to do so in the next year.

Item 10. Executive Compensation

We paid our secretary, Jason Walsh, $6,000 in the year ended September 30, 2006 and $20,000 in the year ended September 30, 2007 as a directors fee.  We also paid Jason Walsh office and administration fees of $25,986 in the in the year ended September 30, 2007.  Other than those payments, for our last three fiscal years ended September 30, 2007, 2006 and 2005, our officers and directors have received no form of compensation for their work.

Stock Option Grants

We have not granted any stock options to our executive officers since our inception.

Consulting Agreements

We are a party to a contract for services with Bua Group Holdings Ltd. dated October 1, 2006.  Pursuant to this agreement, we are obligated to pay Bua Group Holdings Cdn$1,000 per month for services and Cdn$1,400 per month for expenses.  The principals of Bua Group Holdings are Jason Walsh, our secretary, and Ralf Hillebrand.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding stock as of December 19, 2007, and by the officers and directors, individually or as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

$0.001 Par Value Common Stock	Shane Ivancoe Director c/o Scout Exploration 32 Executive Park, Suite 105 Irvine, California 92614	800,000	11.0%
$0.001 Par Value Common Stock	Jason Walsh Secretary, Treasurer and Director c/o Scout Exploration 32 Executive Park, Suite 105 Irvine, California 92614	185,000	2.5%
$0.001 Par Value Common Stock	John Roozendaal President and Director c/o Scout Exploration 32 Executive Park, Suite 105 Irvine, California 92614	200,000 (1)	2.8%
$0.001 Par Value Common Stock	All officers and directors as a group	1,185,000	16.2%
$0.001 Par Value Common Stock	Kathleen Scalzo 3550 Quesnel Drive Vancouver, B.C. Canada V6L 2W6 (2)	370,000	5.1%
$0.001 Par Value Common Stock	Kassel Enterprises Inc. 876 Fredrick Dr North Vancouver, B.C. Canada V7K 2Y3	800,000	11.1%
$0.001 Par Value Common Stock	Iscis Holdings Ltd. 102-9323 Gallant Ave. North Vancouver, B.C. Canada V7G 2C1 (3)	680,000	9.3%

1.  These shares are held by 667981 BC Ltd., a company controlled by Mr. Roozendaal.

2.  Ms. Scalzo is our former President, Treasurer and Director.

3.  Iscis Holdings Ltd. is owned by Ivan Walsh, the brother of our secretary and treasurer, Jason Walsh.  Of the 680,000 shares, 500,000 are owned by Iscis Holdings Ltd. and 180,000 are owned by Ivan Walsh in his individual capacity.

The percentage of class is based upon 7,300,000 shares of common stock and no shares of preferred stock issued and outstanding as of the date of this report.

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

Office Space Arrangement

We paid Jason Walsh office and administration fees of $25,986 in the in the year ended September 30, 2007.

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

Agreement with Bua Group Holdings Ltd.

We are a party to a contract for services with Bua Group Holdings Ltd. dated October 1, 2006.  Pursuant to this agreement, we are obligated to pay Bua Group Holdings Cdn$1,000 per month for services and Cdn$1,400 per month for expenses.  The principals of Bua Group Holdings are Jason Walsh, our secretary, and Ralf Hillebrand.

Private Placement Transaction

We completed an offering for 1,700,000 units in March 2006, to 8 shareholders. Each “unit” consisted of one share of our common stock and one warrant to purchase an additional share of our common stock for $0.15 prior to March 31, 2007. The units were issued at a price of $0.05 per unit and the total amount received was $85,000.

Shane Ivancoe, one of our Directors, purchased 400,000 units in this offering and is a selling shareholder hereunder.  See the section entitled “Selling Security Holders” above.  During the year ended September 30, 2007, Mr. Ivancoe also exercised his warrants and purchased 400,000 shares of our common stock for $60,000.

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

Item 13. Exhibits

The following documents have been filed as a part of this annual report:

Exhibit No.
3.1	* Articles of Incorporation (Charter Document)
3.2	* Certificate of Amendment
3.3	* Bylaws
10.1	* Iscis Holdings Ltd. Mineral Property Purchase Agreement
10.2	** Contract for services with Bua Group Holdings Ltd. dated October 1, 2006.
31.0	Rule 13A-14(A) Certification
32.0	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission on August 10, 2006 as exhibits to our Registration Statement on Form SB-2.

** Previously filed with the Securities and Exchange Commission on February 13, 2007 as an exhibit to our Registration Statement on Form 10-QSB.

Item 14. Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us by our principal accountant, MacKay LLP, for professional services rendered for the fiscal years ended September 30, 2007 and 2006.

1.    Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended September 30, 2007 and 2006, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years. Fees billed in 2006 were $9,552. Fees billed to date for 2007 are $5,521.

2.    Audit-Related Fees. Consists of fees billed for services rendered to us for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.  Fees billed: None.

3.    Tax Fees. Consists of fees billed for services rendered to us for tax services, which generally include fees for corporate tax planning, consultation and compliance. Fees billed: $5,005.

4.    All Other Fees. Consists of fees billed for all other services rendered to us, which generally include fees for consultation regarding computer system controls and human capital consultations. Fees Billed: None.

None of the "audit-related," "tax" and "all other" services in 2006, as defined above, were approved by the Audit Committee in reliance on the de minimis exception to the preapproval requirements under federal securities laws and regulations.

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

SCOUT EXPLORATION, INC.
Dated: December 19, 2007

By: __/s/ John Roozendaal_______________
Name:  John Roozendaal
Title: President and Chief Executive Officer

By: _/s/ Jason Walsh___________________
Name:  Jason Walsh
Treasurer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated: December 19, 2007

By: _/s/ John Roozendaal________________
Name:  John Roozendaal
Title: President and Chief Executive Officer
Director

By: _/s/ Jason Walsh____________________
Name:  Jason Walsh
Title: Secretary, Treasurer and Principal Accounting Officer
Director

By: _/s/ Shane Ivancoe__________________
Name:  Shane Ivancoe
Title: Director

Scout Exploration, Inc.

(an Exploration Stage Enterprise)

Financial Statements

(presented in US dollars)

September 30, 2007

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Financial Statements
(presented in US dollars)

September 30, 2007

Report of Independent Registered Public Accounting Firm                                                         F-3

Statements of Operations and Deficit                                                                                         F-4

Balance Sheets                                                                                                                          F-5

Statement of Stockholders’ Equity (Deficit)                                                                       F-6 - F-7

Statements of Cash Flows                                                                                                          F-8

Notes to the Financial Statements                                                                                    F-9 - F-12

CHARTERED ACCOUNTANTS	1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: 604-687-4511 Fax: 604-687-5805 Toll Free: 1-800-351-0426 www.MacKayLLP.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Scout Exploration, Inc.
(an Exploration Stage Enterprise)

We have audited the balance sheets of Scout Exploration, Inc. (an Exploration Stage Enterprise) as at September 30, 2007 and 2006, and the statement of operations and deficit, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada.
November 21, 2007 except as to Note 7(c)                                                            \s\ MacKay LLP
     which is as of December 4, 2007                                                           Chartered Accountants

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Statements of Operations and Deficit
 (presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to September 30,	For the Year ended September 30,
	2007	2007	2006

Administrative expenses
Accounting and audit	$ 49,641	$ 25,671	$ 13,995
Bank charges and interest	2,252	1,097	260
Consulting fees	1,285	-	1,285
Director’s fees	26,000	20,000	6,000
Dues and fees	6,414	3,001	2,623
Legal	57,362	26,961	23,426
Magazine rights	5,100	-	-
Management fees	35,575	-	2,250
Office and administration	40,019	40,019	-
Promotion and travel	12,345	12,345	-
Transfer agent	10,041	2,775	4,502

	246,034	131,869	54,341

Mineral property expenses
Acquisition costs	30,000	-	30,000
Exploration costs	860	-	860

	30,860	-	30,860

Loss and comprehensive loss for the period	(276,894)	(131,869)	(85,201)

Deficit, beginning of period	-	(145,025)	(59,824)

Deficit, accumulated during the exploration stage	$ (276,894)	$ (276,894)	$ (145,025)

Basic and diluted loss per share		$ (0.02)	$ (0.02)

Basic and diluted weighted average shares outstanding		6,570,833	4,066,667

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Balance Sheets
(presented in US dollars)

September 30,	2007	2006

Assets

Current
Cash	$ 45,649	$ 31,481
Prepaid expenses	4,280

	$ 49,929	$ 31,481

Liabilities

Current
Accounts payable and accrued liabilities	$ 44,723	$ 29,406

Stockholders’ Equity (Deficit)

Preferred stock $0.01 par value
1,000,000 shares authorized
No shares issued	-	-

Common stock, $0.001 par value
50,000,000 shares authorized
7,300,000 (2006 – 5,900,000) shares issued and outstanding	7,300	5,900

Subscriptions received in advance (note 3)	100	100

Subscriptions receivable (note 7)	(75,000)	-

Additional paid in capital	349,700	141,100

Deficit accumulated during the exploration stage	(276,894)	(145,025)

	5,206	2,075

	$ 49,929	$ 31,481

Approved by the Directors:

_____________________________ Director

_____________________________ Director

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Statements of Stockholders’ Equity (Deficit)
(presented in US dollars)

For the period from incorporation on February 1, 1999 through September 30, 2007

	Number of shares	Par value	Additional Paid in Capital	Subscriptions received in advance	Subscriptions receivable	Deficit Accumulated During the Exploration Stage	Total

Balance February 1, 1999	-	$ -	$ -	$ -	$ -	$ -	$ -
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)

Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)

Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
November 1, 2000 issue common shares for subscriptions received in advance	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)

Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)

Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)

Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)

Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)

Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
August 1, 2006 issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
August 1, 2006 issue common shares for mineral Property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)

Balance September 30, 2006	5,900,000	$ 5,900	$ 141,100	$ 100	$ -	$ (145,025)	$ 2,075

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Statements of Stockholders’ Equity (Deficit)
(presented in US dollars)

For the period from incorporation on February 1, 1999 through September 30, 2007

January 25, 2007 issue common shares for cash	400,000	$ 400	$ 59,600	$ -	$ -	$ -	$ 60,000
February 28, 2007 issue common shares for cash	200,000	200	29,800	-	-	-	30,000
March 19, 2007 issue common shares for cash	100,000	100	14,900	-	-	-	15,000
Subscriptions received in advance	-	-	-	15,000	-	-	15,000
May 14, 2007 issue common shares for subscription received in advance	100,000	100	14,900	(15,000)	-	-	-
June 4, 2007 issue common shares for cash and subscription receivable	600,000	600	89,400	-	(75,000)	-	15,000
Net loss for the period	-	-	-	-	-	(131,869)	(131,869)

Balance September 30, 2007	7,300,000	$ 7,300	$ 349,700	$ 100	$ (75,000)	$ (276,894)	$ 5,206

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Statements of Cash Flows
(presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to September 30,	For the Year ended September 30,
	2007	2007	2006

Cash provided by (used for)

Operating activities
Loss for the period	$ (276,894)	$ (131,869)	$ (85,201)
Expenses settled by shares	25,100	-	25,000

Change in non-cash working capital items: Prepaid expenses	(4,280)	(4,280)	-
Accounts payable and accrued liabilities	44,723	15,317	4,906

	(211,351)	(120,832)	(55,295)

Financing activity
Issuance of shares for cash	257,000	135,000	85,000

Increase in cash during the exploration stage	45,649	14,168	29,705

Cash, beginning of period	-	31,481	1,776

Cash, end of period	$ 45,649	$ 45,649	$ 31,481

Supplemental cash flow information

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions
Financing
Issuance of shares for property	$ 25,000	$ -	$ 25,000
Issuance of shares for subscription receivable	75,000	75,000	-
Shares to be issued for magazine rights	100	-	-

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Notes to the Financial Statements
(presented in US dollars)

September 30, 2007

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

c)       Foreign currency translation

Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statements of operations.

d)      Loss per share

Basic loss per share is calculated using the weighted average number of shares outstanding during the period.

The company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Notes to the Financial Statements
(presented in US dollars)

September 30, 2007

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

h)      Recent accounting pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Notes to the Financial Statements
(presented in US dollars)

September 30, 2007

3.        Subscriptions received in advance

The issuance of 100,000 common shares for $100 as part of the consideration for the acquisition of US business rights to a magazine remains outstanding.

4.       Resource Property

On March 4, 2006 the company signed a letter of agreement with a non-arms length private Canadian Corporation for a 100% interest in and to the AAV 1-9 Mineral Claims situated in the Whitehorse Mining District of the Yukon Territory, Canada.  Consideration for the acquisition will be cash payment of $5,000 by March 31, 2006 (paid) and $20,000 on or before September 30, 2006 (subsequently deferred to September 30, 2008), and the issuance of 500,000 common shares of the company (issued at fair value of $0.05 per common share).  The Vendor will retain 3% net smelter royalty, up to 2% of which can be re-purchased for $2,000,000.

5.      Income Tax

The Company has available unclaimed start up costs $276,894 for US Income tax purposes, which may be carried forward to reduce taxable income in future years.

Future tax benefits related to the above have not been recorded due to uncertainty regarding their utilization.

6.       Related Party Transactions

a)	During fiscal 2006, a Director of the Company purchased 400,000 common shares from treasury for cash of $20,000.

b)	During the current year, a Director of the Company exercised warrants to purchase 400,000 common shares from treasury for cash of $60,000.

c)	During the current year, director’s fees of $20,000 (2006 - $6,000) were paid to a Director and an officer of the Company.

d)	During the current year, office and administration expenses of $25,986 (2006 - $Nil) was incurred with a corporation controlled by an officer of the Company.

e)	At September 30, 2007, $21,260 (2006 - $Nil) was owed to an officer and corporations controlled by the officer of the Company. The balance due is on demand, has no specific terms of repayment, is non-interest bearing and is unsecured, accordingly fair value can not be reliably determined.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Notes to the Financial Statements
(presented in US dollars)

September 30, 2007

7.      Equity Transactions
a)	During the year ended September 30, 2006, the Company issued 1,700,000 units at a price of $0.05 per unit totalling $85,000. Each unit is comprised of one common share and one non-transferable share purchase warrant for the purchase of an additional common share for a period of one year at an exercise price of $0.15.

b)	During the year ended September 30, 2006, the Company issued 500,000 common shares for mineral property at an estimated fair value of $0.05 per share (note 4).

c)	During the current year, the Company issued 1,400,000 common shares for exercise of warrants at a price of $0.15 per share for gross proceeds of $210,000, of which $75,000 remained receivable as of September 30, 2007 (subsequently received $60,000 after year end).

8.      Warrants

There are no warrants outstanding at the end of the year.

EXHIBIT INDEX

Exhibit No.

3.1	* Articles of Incorporation (Charter Document)
3.2	* Certificate of Amendment
3.3	* Bylaws
10.1	* Iscis Holdings Ltd. Mineral Property Purchase Agreement
10.2	** Contract for services with Bua Group Holdings Ltd. dated October 1, 2006.
31.0	Rule 13A-14(A) Certifications
32.0	Certifications Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission on August 10, 2006 as exhibits to our Registration Statement on Form SB-2.

** Previously filed with the Securities and Exchange Commission on February 13, 2007 as an exhibit to our Registration Statement on Form 10-QSB.