Form 10QSB
period 2007-12-31
Scout Exploration, Inc
filed 2008-02-14
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended December 31, 2007

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

There were 7,300,000 common shares outstanding of as of February 12, 2008.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

Scout Exploration, Inc.

(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited)

(presented in US dollars)

December 31, 2007

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Financial Statements
(Unaudited)
(presented in US dollars)

December 31, 2007

Interim Statements of Operations and Deficit                                                                               3

Interim Balance Sheets                                                                                                                4

Interim Statements of Stockholders’ Equity (Deficit)                                                               5 - 6

Interim Statements of Cash Flows                                                                                                7

Notes to the Interim Financial Statements                                                                               8 - 9

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statements of Operations and Deficit
 (Unaudited) (presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to December 31,	For the three months ended December 31,
	2007	2007	2006

Administrative expenses
Accounting and audit	$ 58,059	$ 8,418	$ 2,000
Bank charges and interest	2,392	140	(78)
Consulting fees	1,285	-	-
Directors’ fees	32,000	6,000	3,000
Dues and fees	8,324	1,910	270
Foreign exchange loss	4,726	4,726	-
Legal	57,938	576	4,752
Magazine rights	5,100	-	-
Management fees	35,575	-	-
Office and administration	48,090	8,071	6,321
Property expenditures	15,316	2,971	-
Transfer agent	10,641	600	600

	279,446	33,412	16,865

Resource property expenses
Acquisition costs	30,000	-	-
Exploration costs	860	-	-

	30,860	-	-

Loss and comprehensive loss for the period	(310,306)	(33,412)	(16,865)

Deficit, beginning of period	-	(276,894)	(145,025)

Deficit, accumulated during the exploration stage	$ (310,306)	$ (310,306)	$ (161,890)

Basic and diluted loss per share		$ (0.00)	$ (0.00)

Basic and diluted weighted average shares outstanding		7,300,000	5,900,000

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Balance Sheets
(presented in US dollars)

	December 31, 2007 (unaudited)	September 30, 2007 (audited)

Assets

Current
Cash	$ 79,269	$ 45,649
Prepaid expenses	4,280	4,280

	$ 83,549	$ 49,929

Liabilities

Current
Accounts payable and accrued liabilities	$ 51,755	$ 44,723

Stockholders’ Equity (Deficit)

Preferred stock $0.01 par value
1,000,000 shares authorized
No shares issued	-	-

Common stock, $0.001 par value
50,000,000 shares authorized
7,300,000 (September 30, 2007 – 7,300,000) shares issued	7,300	7,300

Subscriptions received in advance	100	100

Subscriptions receivable (note 5)	(15,000)	(75,000)

Additional paid in capital	349,700	349,700

Deficit accumulated during the exploration stage	(310,306)	(276,894)

	31,794	5,206

	$ 83,549	$ 49,929

Approved by the Directors:

_____________________________ Director

_____________________________ Director

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statement of Stockholders’ Equity (Deficit)
(Unaudited) (presented in US dollars)

For the period from incorporation on February 1, 1999 through December 31, 2007

	Number of shares	Par value	Additional Paid in Capital	Subscriptions received in advance	Subscriptions receivable	Deficit Accumulated During the Exploration Stage	Total

Balance February 1, 1999	-	$ -	$ -	$ -	$ -	$ -	$ -
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)

Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)

Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
November 1, 2000 issue common shares for subscriptions received in advance	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)

Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)

Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)

Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)

Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)

Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
August 1, 2006 issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
August 1, 2006 issue common shares for Resource Property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)

Balance September 30, 2006	5,900,000	$ 5,900	$ 141,100	$ 100	$ -	$ (145,025)	$ 2,075

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(formerly: Virtual Curricula Corp.)
(an Exploration Stage Enterprise)

Interim Statement of Stockholders’ Equity (Deficit)
(Unaudited) (presented in US dollars)

For the period from incorporation on February 1, 1999 through December 31, 2007

	Number of shares	Par value	Additional Paid in Capital	Subscriptions received in advance	Subscriptions receivable	Deficit Accumulated During the Exploration Stage	Total

January 25, 2007 issue common shares for cash	400,000	$ 400	$ 59,600	$ -	$ -	$ -	$ 60,000
February 28, 2007 issue common shares for cash	200,000	200	29,800	-	-	-	30,000
March 19, 2007 issue common shares for cash	100,000	100	14,900	-	-	-	15,000
Subscriptions received in advance	-	-	-	15,000	-	-	15,000
May 14, 2007 issue common shares for subscription received in advance	100,000	100	14,900	(15,000)	-	-	-
June 4, 2007 issue common shares for cash and subscription receivable	600,000	600	89,400	-	(75,000)	-	15,000
Net loss for the period	-	-	-	-	-	(131,869)	(131,869)

Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscription receivable	-	-	-	-	60,000	-	60,000
Net loss for the period	-	-	-	-	-	(33,412)	(33,412)

Balance December 31, 2007	7,300,000	$ 7,300	$ 349,700	$ 100	$ (15,000)	$ (310,306)	$ 31,794

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statements of Cash Flows
(Unaudited) (presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to December 31,	For the three months ended December 31,
	2007	2007	2006

Cash provided by (used for)

Operating activities
Loss for the period	$ (310,306)	$ (33,412)	$ (16,865)
Items not affecting cash
Expenses settled by shares	25,100	-	-
Foreign exchange	4,726	4,726	-

Change in non-cash working capital items:
Prepaid expenses	(4,280)	-	-
Accounts payable and accrued liabilities	49,837	5,114	14,023

	(234,923)	(23,572)	(33)

Financing activities
Issuance of shares for cash	317,000	-	-
Share subscription receivable	-	60,000	-

	317,000	60,000	-

Foreign exchange on cash	(2,808)	(2,808)	-

Increase (decrease) in cash during the exploration stage	79,269	33,620	(2,842)

Cash, beginning of period	-	45,649	31,481

Cash, end of period	$ 79,269	$ 79,269	$ 28,639

Supplemental cash flow information

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions
Financing
Issuance of shares for resource property	$ 25,000	$ -	$ -
Shares to be issued for magazine rights	100	-	-

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2007

1.       Nature of Operations

The Company was incorporated in the State of Nevada on February 1, 1999.  The Company was engaged in the business of designing, developing and marketing educational products for children, adults, business people, as well as new language learners.  On April 10, 2006 the Company changed its name to Scout Exploration, Inc.  The Company is now in the business of the exploration, development and exploitation of resources properties, under the agreement disclosed in note 3.

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

The Company intends to raise additional funds through public or private placement offerings.

2.       Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the audited annual financial statements.

3.       Resource Property

On March 4, 2006 the Company signed a letter of agreement with a non-arms length private Canadian Corporation for a 100% interest in and to the AAV 1-9 Resource Claims situated in the Whitehorse Mining District of the Yukon Territory, Canada.  Consideration for the acquisition will be a cash payment of $5,000 by March 31, 2006 (paid) and $20,000 on or before September 30, 2006 (subsequently deferred to September 30, 2008), and the issuance of 500,000 common shares of the Company (issued at fair value of $0.05 per common share).  The Vendor will retain 3% net smelter royalty, up to 2% of which can be re-purchased for $2,000,000.

4.       Related Party Transactions

a)	During the period ended December 31, 2007, directors’ fees of $6,000 (2006 - $3,000) were paid to two Directors of the Company.

b)	During the period ended December 31, 2007, office and administration fees of $7,200 (2006 - $6,321) were paid to a corporation controlled by a Director of the Company.

c)	At December 31, 2007, $23,370 (September 30, 2007 - $21,260) owed to a Director and corporations controlled by the Director of the Company was included in accounts payable. The balance due is on demand, has no specific terms of repayments, is non-interesting bearing and is unsecured, and accordingly far value cannot be reliably determined.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2007

5.       Equity Transactions

During the year ended September 30, 2007, the Company issued 1,400,000 common shares for exercise of warrants at a price of $0.15 per share for gross proceeds of $210,000, of which $15,000 remained receivable as of December 31, 2007.

6.       Subsequent Event

On January 29, 2008, the Company signed a letter of agreement with Kerrisdale Resources Ltd.  “”KR”) to acquire the right to purchase 100% of the issued and outstanding shares of KR, upon the following:

  Payment to Brian Mahood of $25,219 (Cdn$25,000) non-refundable upon signing of the agreement for an exclusive 90 day due diligence period.
  Payment of $378,291 (Cdn$375,000) upon completion of an independent engineering report to be commissioned and paid for by the Company to be finished within 90 days of signing the Letter on Intent.
  Issuing to Brian Mahood a debenture in the amount of $302,633 (Cdn$300,000) bearing 6.75% interest for a term of three years. Interest on the principal of $302,633 (Cdn$300,000) at 6.75% (annual) to be paid quarterly, commencing with the effective date of January 1, 2008.
  Payment to Brian Mahood $1,009 (Cdn$1,000) per month for a period of one year, commencing January 1, 2008.
  Payment of $504 (Cdn$500) per month office lease for a period of one year, commencing January 1, 2008 to KR, which can be renewed in the Company’s discretion.

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
  If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program, geological mapping and geophysical surveying. This phase is expected to cost about $15,000. We anticipate that this phase would begin in early to mid 2008.
  If further exploration should be warranted upon completion of phase two, we will continue along this path. This third phase is expected to cost over $100,000. This phase could be commenced as early as summer 2008 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

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
  We owe Iscis Holdings Ltd. an additional $20,000 on or before September 30, 2008.

As of December 31, 2007, we had cash reserves of $79,269 and as of February 12, 2008, we had cash reserves of approximately $75,000. We anticipate this to be enough to cover the costs of phase one of exploration as well as general and administrative expenses over the next year. However, our ability to pay Iscis Holdings and complete phase two of the recommended work program and to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Letter of Intent with Kerrisdale Resources Ltd.

On January 29, 2008, we entered into a letter of intent with Kerrisdale Resources Ltd., an Alberta corporation (“Kerrisdale”).  We filed a current report on Form 8-K regarding this transaction on February 11, 2008.  Pursuant to the letter of intent, we acquired the right to purchase one hundred percent (100%) of the issued and outstanding shares of Kerrisdale, upon:

(a)     Payment to Brian Mahood of $25,219 (CDN$25,000.00) after signing the letter of intent for an exclusive ninety (90) day due diligence period.  This payment has not yet been made by us.

(b)     Payment of $378,291 (CDN$375,000.00) upon completion of an independent engineering report (to be commissioned and paid for by us).

(c)     Issuing to Brian Mahood a debenture in the amount of $302,633 (CDN$300,000.00), which shall accrue interest at an annual rate of 6.75% for a term of three years.

(d)     Payment to Brian Mahood of $1,009 (CDN$1,000.00) per month for a period of one year, commencing January 1, 2008, to consult with us in connection with the operations of Kerrisdale, including the consolidation of the remaining approximate 57% interest of certain operating gas fields.

(e)     Payment of $504 (CDN$500.00) per month for office space for a period of one year, commencing January 1, 2008 to Kerrisdale Consulting Inc., which can be renewed by us, in our discretion.

We anticipate that the definitive agreements will be prepared by May 1, 2008.  We currently do not have sufficient resources to make the payments required to consummate this transaction with Kerrisdale.  Our ability to consummate this transaction will be subject to us obtaining additional financing.

We anticipate that additional financing to consummate this transaction will be equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund this transaction. In the absence of such financing, we will not be able to consummate this transaction with Kerrisdale.

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

Item 3     CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b)  During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS.

None.

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES.

None.

Item 3     DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5     OTHER INFORMATION.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6     EXHIBITS.
Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 12, 2008

SCOUT EXPLORATION, INC.

By: _/s/ John Roozendaal_________________
Name:  John Roozendaal
Title: President and Chief Executive Officer

By: _/s/ Jason Walsh_____________________
Name:  Jason Walsh
Title: Treasurer and Principal Accounting Officer