Form 10QSB
period 2008-03-31
Scout Exploration, Inc
filed 2008-05-15
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2008

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

There were 7,450,000 common shares outstanding of as of May 13, 2008.

Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1       Financial Statements

Scout Exploration, Inc.

(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited)

(presented in US dollars)

March 31, 2008

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Financial Statements
(Unaudited)
(presented in US dollars)

March 31, 2008

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

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statements of Operations and Deficit
(Unaudited) (presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to March 31,	For the three months ended March 31,		For the six months ended March 31,
	2008	2008	2007	2008	2007

Administrative expenses
Accounting and audit	$ 63,772	$ 5,713	$ 2,034	$ 14,131	$ 4,034
Bank charges and interest	2,529	137	555	277	477
Consulting fees	85,189	83,904	-	83,904	-
Directors’ fees	38,000	6,000	5,000	12,000	8,000
Dues and fees	8,324	-	2,100	1,910	2,370
Foreign exchange loss (gain)	4,521	(205)	-	4,521	-
Legal	62,910	4,972	10,296	5,548	15,048
Magazine rights	5,100	-	-	-	-
Management fees	35,575	-	-	-	-
Office and administration	63,193	15,103	10,841	23,174	17,162
Promotion and travel	26,615	11,299	12,345	14,270	12,345
Transfer agent	10,841	200	730	800	1,330

	406,569	127,123	43,901	160,535	60,766

Resource property expenses
Acquisition costs	30,000	-	-	-	-
Exploration costs	860	-	-	-	-

	30,860	-	-	-	-

Loss and comprehensive loss for the period	(437,429)	(127,123)	(43,901)	(160,535)	(60,766)

Deficit, beginning of period	-	(310,306)	(161,890)	(276,894)	(145,025)

Deficit, accumulated during the exploration stage	$ (437,429)	$ (437,429)	$ (205,791)	$ (437,429)	$ (205,791)

Basic and diluted loss per share		$ (0.02)	$ (0.01)	$ (0.02)	$ (0.01)

Basic and diluted weighted average shares outstanding		7,300,000	6,233,333	7,300,000	6,066,667

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Balance Sheets
(presented in US dollars)

	March 31, 2008 (unaudited)	September 30, 2007 (audited)

Assets

Current
Cash	$ 16,704	$ 45,649
Prepaid expenses	-	4,280

	16,704	49,929

Deposit (note 7)	23,747	-

	$ 40,451	$ 49,929

Liabilities

Current
Accounts payable and accrued liabilities	$ 60,780	$ 44,723

Stockholders’ Equity (Deficit)

Preferred stock $0.01 par value
1,000,000 shares authorized
No shares issued	-	-

Common stock, $0.001 par value
50,000,000 shares authorized
7,450,000 (September 30, 2007 – 7,300,000) shares issued	7,450	7,300

Subscriptions received in advance	100	100

Subscriptions receivable (note 5)	(15,000)	(75,000)

Additional paid in capital	424,550	349,700

Deficit accumulated during the exploration stage	(437,429)	(276,894)

	(20,329)	5,206

	$ 40,451	$ 49,929

Approved by the Directors:

_____________________________ Director

_____________________________ Director

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statement of Stockholders’ Equity (Deficit)
(Unaudited) (presented in US dollars)

For the period from incorporation on February 1, 1999 through March 31, 2008

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

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statement of Stockholders’ Equity (Deficit)
(Unaudited) (presented in US dollars)

For the period from incorporation on February 1, 1999 through March 31, 2008

	Number of shares	Par value	Additional Paid in Capital	Subscriptions received in advance	Subscriptions receivable	Deficit Accumulated During the Exploration Stage	Total

January 25, 2007 issue common shares for cash	400,000	$ 400	$ 59,600	$ -	$ -	$ -	$ 60,000
February 28, 2007 issue common shares for cash	200,000	200	29,800	-	-	-	30,000
March 19, 2007 issue common shares for cash	100,000	100	14,900	-	-	-	15,000
Subscriptions received in advance	-	-	-	15,000	-	-	15,000
May 14, 2007 issue common shares for subscription received in advance	100,000	100	14,900	(15,000)	-	-	-
June 4, 2007 issue common shares for cash and subscription receivable	600,000	600	89,400	-	(75,000)	-	15,000
Net loss for the period	-	-	-	-	-	(131,869)	(131,869)

Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscription receivable	-	-	-	-	60,000	-	60,000
March 10, 2008 issued for services at $0.50	150,000	150	74,850	-	-	-	75,000
Net loss for the period	-	-	-	-	-	(160,535)	(160,535)

Balance March 31, 2008	7,450,000	$ 7,450	$ 424,550	$ 100	$ (15,000)	$ (437,429)	$ (20,329)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Statements of Cash Flows
(Unaudited) (presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to March 31,	For the three months ended March 31,		For the six months ended March 31,
	2008	2008	2007	2008	2007

Cash provided by (used for)
Operating activities
Loss for the period	$ (437,429)	$ (127,123)	$ (43,901)	$ (160,535)	$ (60,766)
Items not affecting cash
Expenses settled by shares	100,100	75,000	-	75,000	-
Foreign exchange	4,521	205	-	4,521	-
Change in non-cash working capital items:
Prepaid expenses	-	4,280	(4,838)	4,280	(4,838)
Accounts payable and accrued liabilities	61,399	11,152	(9,177)	16,676	4,846

	(271,409)	(36,486)	(57,916)	(60,058)	(60,758)

Financing activities
Issuance of shares for cash	317,000	-	15,000	-	15,000
Share subscription receivable	-	-	105,000	60,000	105,000

	317,000	-	120,000	60,000	120,000

Investing activity
Deposit	(23,747)	(23,747)	-	(23,747)	-

Foreign exchange on cash	(5,140)	(2,332)	-	(5,140)	-

Increase (decrease) in cash during the exploration stage	16,704	(62,565)	62,084	(28,945)	59,242

Cash, beginning of period	-	79,269	28,639	45,649	31,481

Cash, end of period	$ 16,704	$ 16,704	$ 90,723	$ 16,704	$ 90,723

Supplemental cash flow information
Interest paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -

Non-cash financing and investing transactions
Issuance of shares for resource property	$ 25,000	$ -	$ -	$ -	$ -
Issuance of shares for consulting fees	$ 75,000	$ 75,000	$ -	$ 75,000	$ -
Shares to be issued for magazine rights	$ 100	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2008

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

2.       Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the audited annual financial statements.

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

4.       Related Party Transactions

a)	During the period ended March 31, 2008, directors’ fees of $12,000 (2007 - $8,000) were paid to two Directors of the Company.

b)	During the period ended March 31, 2008, office and administration fees of $14,794 (2007 - $12,472) were paid to a corporation controlled by a Director of the Company.

c)	At March 31, 2008, $31,245 (September 30, 2007 - $21,260) owed to a Director and corporations controlled by the Director of the Company was included in accounts payable. The balance due is on demand, has no specific terms of repayments, is non-interesting bearing and is unsecured, and accordingly far value cannot be reliably determined.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2008

5.       Equity Transactions

During the year ended September 30, 2007, the Company issued 1,400,000 common shares for exercise of warrants at a price of $0.15 per share for gross proceeds of $210,000, of which $15,000 remained receivable as of March 31, 2008.

6.       Commitment

The Company entered into a consulting agreement on March 10, 2008. Pursuant to the agreement, the Company will issue 150,000 shares on signing the agreement (issued during the period, at a fair value of $0.50 per share), an additional 150,000 shares if the agreement is extended for another six months, and will also grant options to purchase 100,000 common shares at $0.40 per share expiring March 10, 2009, such options to be valued at the date of grant.

7.       Acquisition

i) On January 29, 2008, the Company signed a letter of agreement with Kerrisdale Resources Ltd.  “”KR”) to acquire the right to purchase 100% of the issued and outstanding shares of KR, upon the following:

  Payment to Brian Mahood of $23,747 (Cdn$25,000) (paid during the period ended March 31, 2008) non-refundable upon signing of the agreement for an exclusive 90 day due diligence period.
  Payment of $365,319 (Cdn$375,000) upon completion of an independent engineering report to be commissioned and paid for by the Company to be finished within 90 days of signing the Letter on Intent.
  Issuing to Brian Mahood a debenture in the amount of $292,255 (Cdn$300,000) bearing 6.75% interest for a term of three years. Interest on the principal of $292,255 (Cdn$300,000) at 6.75% (annual) to be paid quarterly, commencing with the effective date of January 1, 2008.
  Payment to Brian Mahood $974 (Cdn$1,000) per month for a period of one year, commencing January 1, 2008.
  Payment of $487 (Cdn$500) per month office lease for a period of one year, commencing January 1, 2008 to KR, which can be renewed in the Company’s discretion.

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
  If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program, geological mapping and geophysical surveying. This phase is expected to cost about $15,000. We anticipate that this phase would begin in mid 2008.
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
  We owe Iscis Holdings Ltd. an additional $20,000 on or before September 30, 2008.

As of March 31, 2008, we had cash reserves of $16,704.

On April 1, 2008 our Board of Directors approved a private placement of units each consisting of a share of our common stock and a warrant to purchase an additional share of our common stock.  We hope to sell up to $2,000,000 worth of the units (“Unit Offering”).  We cannot provide investors with any assurance that we will be able to raise sufficient funding from the Unit Offering to fund our business.

If the Unit Offering is successful and we are able to raise at least $500,000, we anticipate these funds to be enough to cover the costs of exploration on our Wheaton River property, pay Iscis Holdings, as well as general and administrative expenses over the next year. During the year, we anticipate that we will not generate any revenue.

We may be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Letter of Intent with Kerrisdale Resources Ltd.

On January 29, 2008, we entered into a letter of intent with Kerrisdale Resources Ltd., an Alberta corporation (“Kerrisdale”).  We filed a current report on Form 8-K regarding this transaction on February 11, 2008.  Pursuant to the letter of intent, we acquired the right to purchase one hundred percent (100%) of the issued and outstanding shares of Kerrisdale, upon:

(a)       Payment to Brian Mahood of Twenty-Five Thousand Dollars in Canadian Funds (CDN$25,000.00) after signing the letter of intent for an exclusive ninety (90) day due diligence period.  This payment has been made by us.

(b)       Payment of Three Hundred Seventy-Five Thousand Dollars ($375,000.00) upon completion of an independent engineering report (to be commissioned and paid for by us).  This payment will not be made by us until we close the transaction and purchase the shares of Kerrisdale.

(c)       Issuing to Brian Mahood a debenture in the amount of Three Hundred Thousand Dollars ($300,000.00), which shall accrue interest at an annual rate of 6.75% for a term of three years.  This payment will not be made by us until we close the transaction and purchase the shares of Kerrisdale.

(d)       Payment to Brian Mahood of One Thousand Dollars ($1,000.00) per month for a period of one year to consult with us in connection with the operations of Kerrisdale, including the consolidation of the remaining approximate 57% interest of certain operating gas fields.  These payments will not be made by us until we close the transaction and purchase the shares of Kerrisdale.

(e)       Payment of Five Hundred Dollars ($500.00) per month for office space for a period of one year to Kerrisdale Consulting Inc., which can be renewed by us, in our discretion.    These payments will not be made by us until we close the transaction and purchase the shares of Kerrisdale.

We anticipate that the definitive agreements will be prepared by May 30, 2008.  As of March 31, 2008, we did not have sufficient resources to make the payments required to consummate this transaction with Kerrisdale.  Our ability to consummate this transaction will be subject to us generating sufficient funds with the Unit Offering or obtaining other additional financing.

As of March 31, 2008, we did not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund this transaction. In the absence of such financing, we will not be able to consummate this transaction with Kerrisdale.

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

Item 3       CONTROLS AND PROCEDURES

(a)   We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b)   During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1       LEGAL PROCEEDINGS.

None.

Item 2       UNREGISTERED SALES OF EQUITY SECURITIES.

On or about March 10, 2008, we entered into a Business Consulting Agreement with Donald Jackler (the “Agreement”). As compensation to Mr. Jackler for his services provided pursuant to the provisions of the Agreement, we issued to Mr. Jackler 150,000 shares of our $.001 par value common stock on April 1, 2008 in a private placement transaction.

Additionally, as compensation to Mr. Jackler for those services, we are required to issue Mr. Jackler options to purchase 100,000 shares of our $.001 par value common stock at an exercise price of $.40 per share for a period of one year from the date of execution of the Agreement. We have not yet issued these options.

The shares of our $.001 par value common stock issued to Mr. Jackler are and will be “restricted securities”.

We understand that Mr. Jackler is an accredited investor.  We believe the transaction pursuant to which the securities were offered and sold to Mr. Jackler is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Act and Rule 506 of Regulation D promulgated pursuant thereto.

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

Date:  May 13, 2008

SCOUT EXPLORATION, INC.

By: _/s/ John Roozendaal_______________
Name:  John Roozendaal
Title: President and Chief Executive Officer

By: _/s/ Jason Walsh__________________
Name:  Jason Walsh
Treasurer and Principal Accounting Officer