Form 10QSB
period 2008-06-30
Scout Exploration, Inc
filed 2008-08-21
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2008

☐   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________ to __________

Commission File Number 0 - 52280

SCOUT EXPLORATION, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	98-0504670
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

32 Executive Park, Suite 105, Irvine, California 92614
(Address of principal executive offices)

(949) 265-7717
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒

There are 8,799,500 common shares of Scout Exploration, Inc. issued and outstanding  as of August 11, 2008.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

SCOUT EXPLORATION, INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(presented in US dollars)

JUNE 30, 2008

INDEX

CONSOLIDATED INTERIM BALANCE SHEETS

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND DEFICIT

CONSOLIDATED SCHEDULE OF ADMINISTRATIVE EXPENSES

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SCOUT EXPLORATION, INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited) (presented in US dollars)

	June 30, 2008 (unaudited)	September 30, 2007 (audited)
ASSETS
Current
Cash	$121,975	$45,649
Accounts receivable	101,875	-
Prepaid expenses	3,317	4,280
	227,167	49,929
Plant and equipment (Note 5)	21,843	-
Resource properties (Note 4)	755,698	-

TOTAL ASSETS	$1,004,708	$49,929

LIABILITIES
Current
Accounts payable and accrued liabilities	$161,159	$44,723
Debenture payable – current portion (Note 3)	122,718	-
	283,877	44,723
Long term
Debenture payable – long term portion (Note 3)	220,892	-
Deferred Income taxes	15,904	-
Asset retirement obligation (Note 6)	28,127	-
TOTAL LIABILITIES	264,923	-

STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value 1,000,000 shares authorized No shares issued
Common stock, $0.001 par value 50,000,000 shares authorized 8,799,500 (September 30, 2007 – 7,300,000) shares issued	8,800	7,300
Subscriptions received in advance	100	100
Subscriptions receivable (note 8)	(25,000)	(75,000)
Additional paid in capital	963,001	349,700
Deficit accumulated during the exploration stage	(491,812)	(276,894)
TOTAL STOCKHOLDERS’ EQUITY	455,088	5,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,004,708	$49,929

Approved by the Directors:
“John Roozendaal”	Director
“Jason Walsh”	Director

The accompanying notes are an integral part of the interim financial statements.

SCOUT EXPLORATION, INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited) (presented in US dollars)
FOR THE PERIOD FROM INCORPORATION ON FEBRUARY 1, 1999 THROUGH JUNE 30, 2008

	Number of shares	Par value	Additional Paid in Capital	Subscriptions received in advance	Subscriptions receivable	Deficit Accumulated During the Exploration Stage	Total
Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
November 1, 2000 : issue common shares for subscriptions received in advance	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
August 1, 2006 : issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
August 1, 2006: issue common shares for Resource Property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
January 25, 2007 issue common shares for cash	400,000	400	59,600	-	-	-	60,000
February 28, 2007 issue common shares for cash	200,000	200	29,800	-	-	-	30,000
March 19, 2007 issue common shares for cash	100,000	100	14,900	-	-	-	15,000
Subscriptions received in advance	-	-	-	15,000	-	-	15,000
May 14, 2007 issue common shares for subscription received in advance	100,000	100	14,900	(15,000)	-	-	-
June 4, 2007 issue common shares for cash and subscription receivable	600,000	600	89,400	-	(75,000)	-	15,000
Net loss for the period	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscription receivable	-	-	-	-	60,000	-	60,000
March 10, 2008 issued for services at $0.50	150,000	150	74,850	-	-	-	75,000
Net loss for the period	-	-	-	-	-	(160,535)	(160,535)
Balance March 31, 2008	7,450,000	7,450	424,550	100	(15,000)	(437,429)	(20,329)

The accompanying notes are an integral part of the interim financial statements.

SCOUT EXPLORATION, INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited) (presented in US dollars)
FOR THE PERIOD FROM INCORPORATION ON FEBRUARY 1, 1999 THROUGH JUNE 30, 2008

Number of shares	Par value	Additional Paid in Capital	Subscriptions received in advance	Subscriptions receivable	Deficit Accumulated During the Exploration Stage	Total
Cash received for prior share subscription		-	-	-	15,000		15,000
Cash received for private placement	1,349,500	1,350	538,451	-	(25,000)	-	514,800
Net loss for the period						(54,383)	(54,383)
Balance June 30, 2008	8,799,500	$8,800	$963,001	$100	$(25,000)	$(491,812)	$455,088

On May 20, 2008, the Company issued 1,349,500 Units of a private placement offering at $0.40 per Unit, comprised of 1,349,500 common shares at a par value of $0.001 per common share and additional paid in capital of 0.399 per common share and 1,349,500 Share Purchase Warrants, entitling the holders thereof to purchase, at any time prior to May 20, 2009, for each one warrant held, one common share of the Company at a price of $0.75 per common share.

The accompanying notes are an integral part of the interim financial statements.

SCOUT EXPLORATION, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited) (presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to June 30,	For the three months ended June 30,		For the nine months ended June 30,
	2008	2008	2007	2008	2007

Revenues – oil and gas	$7,523	$7,523	$-	$7,523	$-

Operating expenses – oil and gas	(1,726)	(1,726)	-	(1,726)	-
Depletion	(1,000)	(1,000)	-	(1,000)	-
Accretion	(56)	(56)	-	(56)	-
Depreciation	(44)	(44)	-	(44)	-
	(2,826)	(2,826)	-	(2,826)	-

Operating margins	4,697	4,697	-	4,697	-

Administrative expenses - schedule	(464,829)	(58,260)	(29,762)	(218,795)	(90,528)

Loss for the period before resource property expenses	(460,132)	(53,563)	(29,762)	(214,098)	(90,528)

Resource property expenses
Acquisition costs	(30,000)	-	-	-	-
Exploration costs	(860)	-	-	-	-

	(30,860)	-	-	-	-

Loss and comprehensive loss for the period	(490,992)	(53,563)	(29,762)	(214,098)	(90,528)

Deficit, beginning of period	-	(437,429)	(205,791)	(276,894)	(145,025)

Deficit, accumulated during the exploration stage	$(490,992)	$(490,992)	$(235,553)	$(490,992)	$(235,553)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.03)	$(0.01)

Basic and diluted weighted average shares outstanding		8,058,016	6,233,333	7,563,246	6,066,667

The accompanying notes are an integral part of the interim financial statements.

SCOUT EXPLORATION, INC.
CONSOLIDATED SCHEDULE OF ADMINISTRATIVE EXPENSES
(Unaudited) (presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to June 30,	For the three months ended June 30,		For the nine months ended June 30,
	2008	2008	2007	2008	2007

Administrative expenses
Accounting and audit	$(66,092)	$(2,320)	$(4,742)	$(16,451)	$(8,776)
Bank charges and interest	(2,800)	(271)	(398)	(548)	(875)
Consulting fees	(85,189)	-	-	(83,904)	-
Directors’ fees	(44,000)	(6,000)	(6,000)	(18,000)	(14,000)
Filing fees, dues and subscriptions	(9,326)	(837)	(631)	(2,912)	(3,001)
Foreign exchange loss (gain)	(9,701)	(5,180)	-	(9,701)	-
Legal	(70,542)	(7,632)	(6,768)	(13,180)	(21,816)
Magazine rights	(5,100)	-	-	-	-
Management fees	(61,079)	(10,710)	-	(25,504)	-
Office and administration	(46,453)	(2,038)	(10,378)	(6,434)	(27,540)
Promotion and travel	(53,506)	(23,072)	-	(41,161)	(12,345)
Transfer agent	(11,041)	(200)	(845)	(1,000)	(2,175)

Total	$(464,829)	$(58,260)	$(29,762)	$(218,795)	$(90,528)

The accompanying notes are an integral part of the interim financial statements.

SCOUT EXPLORATION, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOW
(Unaudited) (presented in US dollars)

	Cumulative, from Inception on February 1, 1999 to June 30,	For the three months ended June 30,		For the nine months ended June 30,
	2008	2008	2007	2008	2007

Cash provided by (used for) operating activities
Loss for the period	$(490,992)	$(53,563)	$(29,762)	$(214,098)	$(90,528)
Items not affecting cash
Expenses settled by shares	100,100	-	-	-	-
Depletion, accretion and depreciation	1,100	1,100	-	1,100	-
Change in non-cash working capital items:
Accounts receivable	(101,875)	(101,875)	-	(101,875)	-
Prepaid expenses	(3,317)	(3,317)	-	963	(4,838)
Accounts payable and accrued liabilities	61,839	1,060	13,887	17,117	18,733
	(433,145)	(156,595)	(15,875)	(296,793)	(76,633)

Financing activities
Issuance of shares for cash	846,800	529,800	15,000	664,800	135,000

Investing activities
Acquisition of equipment	(21,943)	(21,943)	-	(21,943)	-
Acquisition of oil and gas properties	(269,737)	(245,990)	-	(269,737)	-
	(291,680)	(267,933)	-	(291,680)	-

Increase (decrease) in cash during the exploration stage	121,975	105,272	(875)	76,327	58,367

Cash, beginning of period	-	16,703	90,723	45,648	31,481

Cash, end of period	$121,975	$121,975	$89,848	$121,975	$89,848

The accompanying notes are an integral part of the interim financial statements.

SCOUT EXPLORATION, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited) (Presented in US dollars)
JUNE 30, 2008

1.	NATURE OF OPERATIONS

Scout Exploration, Inc. (the “Company”) was incorporated in the State of Nevada on February 1, 1999.  The Company was initially engaged in the business of designing, developing and marketing educational products for children, adults, business people, as well as new language learners.  On April 10, 2006 the Company changed its name from Virtual Curricula Corp. to Scout Exploration, Inc.  The Company is now in the business of the exploration, development and exploitation of mineral and oil and gas resources properties.

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2007, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

The Company’s continuing operations, as intended, are dependent on management’s ability to raise required funding through future equity issuances, asset sales or a combination thereof, which is not assured. These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)
Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (see Note 3). Significant inter-company transactions were eliminated upon consolidation.

(b)
Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Significant items subject to such estimates and assumptions include estimates of proved reserves, related present value estimates of future net revenue, the carrying value of oil and gas properties, asset retirement obligations, income taxes, and legal and environmental risks and exposure.

SCOUT EXPLORATION, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited) (Presented in US dollars)
JUNE 30, 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)	Cash and cash equivalents Cash is comprised of cash on hand and demand deposits. Cash equivalents consist of highly liquid investments that are readily convertible to known amounts of cash on demand.

(d)	Plant and equipment Plant and equipment is carried at cost less accumulated amortization. Amortization is provided using the declining balance method at the following rates:

Tangible production equipment	30%

(e)
Mineral properties - exploration

The Company expenses all costs related to investments in mineral property interests. Such costs include mineral property acquisition costs and exploration, development and related administrative expenditures, net of any recoveries.

From time to time, the Company may acquire or dispose of a mineral property interest pursuant to the terms of an option agreement. Where the options are exercisable entirely at the discretion of the Company or the optionee, the amounts payable or receivable are not recorded. Option payments are recorded as property expenses or recoveries when the payments are made or received.

Although the Company has taken steps to verify the title to mineral properties in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company’s title. Property title may be subject to unregistered prior agreements or transfers and title may be affected by undetected defects.

(f)
Joint venture operations

Substantially all of the Company’s petroleum and natural gas exploration and production activities are conducted jointly with others; accordingly, these financial statements reflect only the Company’s proportionate interest in such activities.

(g)
Petroleum and natural gas properties

The Company follows the full cost method of accounting for its petroleum and natural gas properties; accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Internal costs incurred that are directly identified with acquisition, exploration and development activities undertaken by the Company for its own account, and which are not related to production, general corporate overhead or similar activities, are also capitalized. Interest costs incurred and attributable to unproved oil and gas properties under current evaluation and major development projects of oil and gas properties are also capitalized. All costs related to production activities, including work over costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

SCOUT EXPLORATION, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited) (Presented in US dollars)
JUNE 30, 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)
Petroleum and natural gas properties (continued)

Under the full cost method of accounting, the net book value of petroleum and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves plus the lower of cost or net realizable value of unproven properties not subject to depletion. Estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and gas properties. Such limitations are imposed and are tested quarterly. In calculating future net revenues, prices and costs used are those as of the end of the appropriate period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including designated cash flow hedges in place. The Company had no such hedges outstanding at June 30, 2008.

Any excess of the net book value, less related deferred taxes, over the ceiling is included in depletion expense. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Capitalized costs are depleted by an equivalent unit-of-production method, converting gas to oil at the ratio of six thousand cubic feet of natural gas to one barrel of oil. Depletion is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values.

Unproved properties are excluded from amortized capitalized costs until it is determined whether or not proved reserves can be assigned to such properties. The Company assesses its unproved properties for impairment quarterly. Significant unproved properties are assessed individually. Costs of insignificant unproved properties are transferred to amortizable costs over average holding periods ranging from three years for onshore properties to seven years for offshore properties.

No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves.

(h)
Asset retirement obligations

The Company recognizes a liability for asset retirement obligations in the period in which they are incurred and in which a reasonable estimate of such costs can be made. Asset retirement obligations include those legal obligations where the Company will be required to retire tangible long-lived assets such as producing well sites. The asset retirement obligation is measured at fair value and recorded as a liability and capitalized as part of the cost of the related long-lived asset as an asset retirement cost. The asset retirement obligation accretes until the time the asset retirement obligation is expected to settle while the asset retirement costs included in oil and gas properties are amortized using the unit-of-production method.

Amortization of asset retirement costs and accretion of the asset retirement obligation are included in depletion, depreciation, and accretion. Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded in depletion, depreciation, and accretion.

SCOUT EXPLORATION, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited) (Presented in US dollars)
JUNE 30, 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)
Environmental

Oil and gas activities are subject to extensive federal and provincial environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when an environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. To date, the Company’s recognized environmental obligations are not material as production has been insignificant.

(j)
Revenue recognition

Revenue is recognized from oil sales when the oil is delivered to the buyer and from gas sales when the gas passes through the pipeline at the delivery point. Revenue from the sale of oil and gas is recognized based on volumes delivered to customers at contractual delivery points and rates.

(k)
Income taxes

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

(l)
Stock based compensation

The Company records compensation expense in the financial statements for share based payments using the fair value method pursuant to the Financial Accounting Standards Board Statement SFAS No. 123R. The fair value of share-based compensation to employees will be determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

There were no options granted during the three months ended June 30, 2008, nor since inception.

SCOUT EXPLORATION, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited) (Presented in US dollars)
JUNE 30, 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(m)
General and administrative expenses

General and administrative expenses are reported net of amounts reimbursed by working interest partners of the petroleum and natural gas properties operated by the Company and net of amounts capitalized pursuant to the full cost method of accounting.

(n)
Foreign currency transactions

The Company’s functional and reporting currency is the U.S. Dollar. All transaction initiated in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation” as follows:

i)	monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii)	non-monetary assets and liabilities at historical rates; and

iii)	revenue and expense items at the average rate of exchange prevailing during the period.

The subsidiary’s functional and reporting currency is the Canadian dollar. The subsidiary is a self-sustaining operation in Canada.

(o)
Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted loss per share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants, contingent stock, and conversion of debentures. The dilutive effect of potential common shares is not considered in the EPS calculation as the impact is anti-dilutive.

(p)
Recently issued accounting standards

In September 2006 the Financial Account Standards Board (the “FASB”) issued its SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

SCOUT EXPLORATION, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited) (Presented in US dollars)
JUNE 30, 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)
Recently issued accounting standards (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

3.
SHARE PURCHASE AGREEMENT

On June 18, 2008, the Company entered into a Share Purchase Agreement with Brian Mahood, defined therein as the “Vendor”, whereby the Vendor agreed to sell 100% of the issued and outstanding Class A Voting Shares of Kerrisdale Resources Ltd. (“KRL”), an Alberta corporation, to the Company (the “Agreement”). The effective date of the Agreement is January 1, 2008 and it had a Closing Date of June 18, 2008.

The Purchase Price for the Shares was $760,849 ($775,000 CDN) (the “Purchase Price”) comprised of $24,543 ($25,000 CDN) paid in cash to the Vendor at the time of signing the January 28, 2008 Letter of Intent, $392,696 ($400,000 CDN) paid to the Vendor on Closing Date of June 18, 2008, and the issuance of a $343,610 ($350,000 CDN) debenture (“Debenture”) to the Vendor with a maturity date of December 31, 2010. The Debenture is secured by a first charge on all of KRL’s assets.

The Purchase Price of $760,849 ($775,000 CDN) represents the fair value of the acquired oil and gas assets. The fair value of the net assets acquired is:

Current assets	$150,000
Petroleum and natural gas properties	756,698
Tangible production equipment	21,887
Liabilities assumed	(167,736)
Net Assets Acquired	$760,849

The Debenture bears interest at 6.75% per annum, effective from January 1, 2008 and payable July 1, 2008 (paid) for the period January 1, 2008 to June 30, 2008 and thereafter quarterly on September 1, 2008 and until the Debenture is fully paid.

Terms of the Debenture require a principal payment on January 2, 2009, of either $125,000 CDN plus the quarterly interest otherwise due for the quarter ended December 31, 2008, or the prepayment of $350,000 CDN Debenture total plus the quarterly interest otherwise due for the quarter ended December 31, 2008 together with an additional interest payment calculated as the amount that accrued on the Debenture balance for the two (2) quarters ending December 31, 2008.

In addition, terms of the Debenture require a principal payment on January 2, 2010, at the Company’s sole and exclusive option, of either $125,000 CDN plus the quarterly interest otherwise due for the quarter ended December 31, 2009, or the prepayment of the then remaining principal balance plus the quarterly interest otherwise due for the quarter ended December 31, 2009 together with an additional interest payment calculated as the amount that accrued on the Debenture balance for the two (2) quarters ending December 31, 2009.

SCOUT EXPLORATION, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited) (Presented in US dollars)
JUNE 30, 2008

3.	SHARE PURCHASE AGREEMENT (continued)

As security for the Principal Amount of the Debenture, KRL and the Vendor entered into a General Security Agreement, the effective date of which is January 1, 2008 (the “Security Agreement”). Pursuant to the provisions of the Security Agreement, KRL granted to the Vendor a continuing security interest in and to all (i) personal property of KRL including goods, chattel paper, securities, documents of title, instruments, money, intangibles; (ii) real property of KRL including all charges on KRL land or interests in land and petroleum and natural gas leases; and (iii) parts, accessories, attachments, equipment, additions, accretions thereto and property thereof, together with any equipment or accessories placed upon repairs made to the foregoing during the term of the Security Agreement.

4.	RESOURCE PROPERTIES

Petroleum and Natural Gas Properties

Pursuant to the terms of the purchase agreement as more fully described in Note 3, the company has varying working interests, from 6% to 100%, in thirteen (13) oil and gas wells located in Alberta. The cost of these producing wells is recorded at the apportioned purchase price paid by the Company as more fully described in Note 3.

Mineral Property: AAV 1-9 Claims

On March 4, 2006 the Company signed a letter of agreement with a non-arms length private Canadian Corporation for a 100% interest in and to the Wheaton River AAV 1-9 Claims situated in the Whitehorse Mining District of the Yukon Territory, Canada. Terms of the purchase require a cash payment of $5,000 by March 31, 2006 (paid) and $20,000 on or before September 30, 2006 (subsequently deferred to September 30, 2008), and the issuance of 500,000 common shares of the Company (issued at fair value of $0.05 per common share). The Vendor will retain 3% net smelter royalty, up to 2% of which can be re-purchased for $2,000,000. All costs associated with Exploration Mineral projects are written off when incurred.

5.	PLANT AND EQUIPMENT

	As at June 30, 2008
	Cost	Accumulated Amortization	Net Book Value

Tangible production equipment	$21,887	$44	$21,843

6.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation was estimated based on the Company’s net ownership interest in all oil and gas properties, the estimated cost to abandon and reclaim the properties, and the estimated timing of the cost to be incurred in future periods. The total undiscounted amount of the estimated future cash flows required to settle the retirement obligation is approximately $28,127 which will be incurred over the next seven years with the majority of costs incurred between 2009 and 2012. A credit adjusted risk free rate of ten percent was used to calculate the fair value of the asset retirement obligation.

SCOUT EXPLORATION, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited) (Presented in US dollars)
JUNE 30, 2008

7.	RELATED PARTY TRANSACTIONS

a)	During the three months ended June 30, 2008, directors’ fees of $6,000 (2007 - $8,000) were paid to two Directors of the Company.

b)	During the three months ended ended June 30, 2008, office and administration fees of $10,710 (2007 - $12,472) were paid to a corporation controlled by a Director of the Company.

c)
At June 30, 2008, $Nil (September 30, 2007 - $21,260) owed to a Director and corporations controlled by the Director of the Company was included in accounts payable. The balance due was on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

8.	CAPITAL STOCK

a)	Authorized:

1,000,000 Preferred Shares with a $0.01 par value per share
50,000,000 Common Shares with a $0.001 par value per share

Common shares issued and outstanding:

	Number of shares	Par value per share	Paid in Capital	Additional Paid in Capital	Share Subscriptions received in advance	Subscriptions Receivable	Total

Balance September 30, 2007	7,300,000	$0.01	$7,300	$349,700	$100	$(75,000)	$282,100
Issued for services @ $0.50 per share	150,000	$0.001	150	74,850	-	-	75,000
Cash received for subscription receivable	-		-	-		60,000	60,000
Balance March 31, 2008	7,450,000		7,450	424,550	100	(15,000)	417,100
Cash received for subscription receivable	-		-	-		15,000	15,000
Cash received for private placement @ $0.40	1,349,500	$0.001	1,350	538,451	-	(25,000)	514,800
Balance June 30, 2008	8,799,500		$8,800	$963,001	$100	$(25,000)	$946,900

SCOUT EXPLORATION, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited) (Presented in US dollars)
JUNE 30, 2008

8.	CAPITAL STOCK (continued)

b)
During the year ended September 30, 2007, the Company issued 1,400,000 common shares for exercise of warrants at a price of $0.15 per share for gross proceeds of $210,000, of which $25,000 was collected subsequent to March 31, 2008.

c)
The Company entered into a consulting agreement on March 10, 2008, expiring on March 10, 2009. Pursuant to the agreement, the Company issued 150,000 shares on signing the agreement (issued during March 2008 at a fair value of $0.50 per share), and the additional 150,000 shares would be issued if the agreement was extended for an additional six months, and would also grant options to purchase 100,000 common shares at $0.40 per share expiring March 10, 2009, such options to be valued at the date of grant.

In July 2008, the Company cancelled the March 2008 consulting agreement and rescinded the 150,000 common shares issued at $0.50 for consulting services due to the non performance of such services by the contractors. Upon completion of the rescission these previously issued common shares will be returned to the treasury of the Company and Paid in Capital and Paid in Additional Capital will be reduced by the amounts of the amounts recorded at the time of original issuance. The Company will not be issuing any additional common shares nor will any options be granted to the contractor.

d)
On May 20, 2008, the Company issued 1,349,500 Units of a private placement offering at $0.40 per Unit, comprised of 1,349,500 common shares at a par value of $0.001 per common share and additional paid in capital of 0.399 per common share and 1,349,500 Share Purchase Warrants, entitling the holders thereof to purchase, at any time prior to May 20, 2009, for each one warrant held, one common share of the Company at a price of $0.75 per common share. Group proceeds of $539,801 were raised from the Unit Offering of which $25,000 was collected subsequent to June 30, 2008.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The significant non-cash transaction for the nine months ended June 30, 2008 was $17,152 of amortization included in mineral properties.

At June 30, 2008, cash and cash equivalents of $121,975 (2007 - $45,649) consisted of cash on deposit.

10.	SEGMENTED DISCLOSURE

The Company has two operating segments, both located in Canada: an inactive mineral exploration project in the Yukon Territory and recently acquired oil and gas production and development in Alberta. All capital assets of the Company are located in Canada.

11.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

a)	Fair value

The Company’s financial instruments include cash, receivables, accounts payable, accrued liabilities and debenture payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

b)	Foreign exchange risk

The Company expects to raise equity predominantly in United States dollars. The Company is conducting business in Canada where financial transactions are based on the Canadian dollar. As such, the Company is subject to risks due to fluctuations in the exchange rates for the U.S. and Canadian dollar. The Company does not enter into derivative financial instruments to mitigate its exposure to foreign currency risk.

12.	COMMITMENTS

On June 18, 2008, the Company entered into a Management Agreement with Kerrisdale Consulting Inc. (“KCI”) with an effective date of January 1, 2008 whereby KCI would provide ongoing senior and geological and management operations services to the Company for a monthly fee of $1,000 CDN per month. On June 18, 2008, the Company paid KCI $6,000 CDN pursuant to the provisions of the Management Agreement for services provided from January 1, 2008 to June 30, 2008.

In addition, pursuant to the provisions of the Agreement (see Note 3), the Company agreed to pay KCI $500 CDN per month for a period of one year commencing January 1, 2008, as rent pursuant to a sublease by the Company of office space located in Calgary, Alberta, Canada.

Item 2	Management’s Discussion And Analysis or Plan Of Operations

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of precious and base metals, oil and gas, availability of funds, government regulations, operating costs, exploration costs, outcomes of exploration programs and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Our actual results may differ materially. In evaluating these statements, you should consider various factors. These factors may cause actual results to differ materially from any forward-looking statement. While these forward-looking statements are made in good faith and reflect our current judgment regarding our business plans, actual results from our operations will almost always vary, sometimes materially, from any future performance suggested herein.

General

The following discussion and analysis should be read in conjunction with our financial statements for the three and nine months ended June 30, 2008, and notes related thereto appearing elsewhere in this report.

Plan of Operations

Over the next year our plan of operations is to complete the following objectives, subject to our obtaining the necessary funding for the continued exploration and possible further development of our resource properties, both mineral and oil and gas:

•	For the foreseeable future, we plan to defer any further exploration work programs on Wheaton River property.

•	Having completed the acquisition of Kerrisdale Resources Ltd on June 18, 2008, we expect this acquitision to generate approximately $ 12,000 in monthly net income after taxes.

•
We plan to evaluate the potential of completing in field drilling to hopefully expand our proven oil and gas reserves. Completion of any further drilling will be dependent on receiving favorable engineering recommendations for the commencement of any in field drilling and our ability to raise additional equity funds. There is no assurance our may be able to obtain such funding, nor is there any assurance that any in field drilling will, upon completion, result in any additional proven oil and gas reserves.

•
We anticipate spending approximately $17,000 monthly in ongoing general and administrative expenses over the next year. These expenses will consist primarily of management remuneration, travel and promotion costs, professional fees for audit and legal work relating to our regulatory filings, transfer agent fees, annual mineral claim fees and general office expenses.

•	We owe Iscis Holdings Ltd. an additional $20,000, which is due and payable on or before September 30, 2008.

As of June 30, 2008, we had cash on hand of $121,975 and negative working capital of $79,390, after including a $122,718 principal payment due and payable to Brian Mahood on or before January 2, 2009, pursuant to a Share Purchase Agreement, which is secured by a General Security Agreement, entered into by and among Kerrisdale Resources Ltd. and Mr. Mahood, and which is discussed later in this report. Interest otherwise due on the principal balance secured by that General Security Agreement has been fully paid as at June 30, 2008.

On April 1, 2008, our Board of Directors approved a private placement of up to 2,000,000 “Units”, each Unit consisting of one share of our common stock at a purchase price of $0.40 per share and one warrant entitling the holder thereof the right to purchase one additional share of our common stock at a purchase price of $0.75 per share, at any time up to one year from the closing date of the private placement.. During May 2008, we completed the sale of 1,349,500 Units and raised net proceeds of $538,451, of which $25,000 was a subscription receivable as at June 30, 2008, and we received payment of this subscription receivable in July 2008.

We used most of the proceeds from the private placement offering to fund the acquisition of Kerrisdale Resources Ltd. with $ 392,696 ($400,000 CDN ) in cash, with an additional $343,610 ($350,000 CDN) evidenced by and secured by a General Security Agreement by and among Kerrisdale Resources Ltd. and Mr. Mahood.  Pursuant to the provisions of that General Security Agreement, the secured amount is due and payable in installments during the period January 2, 2009, through January 3, 2011. The amount secured by that General Security Agreement accrues interest at 6.75% per annum, and interest is payable quarterly commencing June 30, 2008. All required interest payments are current. The balance of the proceeds from the private placement was used to fund ongoing general and administrative expenses and to supplement working capital.

We do not anticipate present oil and gas revenues will be sufficient to pay ongoing general and administrative expenses for the next year nor pay the debenture payment of $122,718, nor the $20,000 amount due to Iscis Holdings Ltd. in September 2008. We will need to obtain additional financing in order to continue our plan of operations.

We believe that debt financing will not be a feasible alternative, as we do not have sufficient unencumbered tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and nor can we provide investors with any assurance that we will be able to raise sufficient funding from such potential equity financings.  In the absence of such financing, we will not be able to continue exploration or development of our mineral claims and oil and gas property interests and our business plan will then fail. Even if we are successful in obtaining equity financing to fund possible in field drilling of its oil and gas properties, as well as other operational costs and short term debt obligations, there is no assurance of success from such drilling activities.  There is a significant risk any future in field drilling of our oil and gas properties may not be successful and that we may not be able to meet its other obligations. In the event we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and may lose our oil and gas properties, should we default on the terms of the secured debenture issued as part of the acquisition terms.

Should such a situation arise, we may consider entering into a joint venture arrangement to provide the required funding to meet our debt obligations and possibly continue our development of our oil and gas properties. We have not undertaken any efforts to locate a joint venture partner. Even if we elect to pursue a joint venture partner, there is no assurance that any other party would want to enter into a joint venture agreement with us. If we enter into a joint venture agreement, we would likely have to assign a percentage of our interest in the oil and gas properties to our joint venture partner.

Purchase of Kerrisdale Resources Ltd. – completed on June 18, 2008

On January 29, 2008, we entered into a letter of intent with the Brian Mahood, the owner of Kerrisdale Resources Ltd.,  an Alberta corporation (“Kerrisdale”).  We filed a current report on Form 8-K regarding this transaction on February 11, 2008. Pursuant to the letter of intent and, as later amended by terms of a Share Purchase Agreement dated June 18, 2008, we acquired the right to purchase one hundred percent (100%) of the issued and outstanding shares of Kerrisdale, with the:

(a)	Payment to Brian Mahood of $23,747 ($25,000 CDN) upon signing the letter of intent for an exclusive ninety (90) day due diligence period (which has been paid), AND,

(b)	Payment of $ 392,696 ($400,000 CDN) upon the closing of the purchase transaction (which has been paid) AND,

(c)
Assumption by Kerrisdale Resources Ltd. of the unpaid amount of $343,610 ($350,000 CDN) (the “Principal Amount”) pursuant to the provisions of a General Security Agreement, the effective date of which is January 1, 2008 (the “Security Agreement”).  Pursuant to the provisions of the Security Agreement, Kerrisdale, to secure the payment of the Principal Amount, granted to Mr. Mahood a continuing security interest in and to all (i) personal property of Kerrisdale, including goods, chattel paper, securities, documents of title, instruments, money, intangibles; (ii) real property of Kerrisdale, including all changes on land or interests in land and petroleum and natural gas leases described in the Security Agreement; and (iii) parts, accessories, attachments, equipment, additions, accretions thereto and property thereof, together with any equipment or accessories placed upon repairs made to the foregoing during the term of the Security Agreement.  Interest accrues on the Principal Amount at an annual rate of 6.75% during a period of three years. Interest is required to be paid quarterly, commencing on the effective date of January 1, 2008.  The first interest payment is due on July 1, 2008, which payment shall consist of two payments (one on April 1, 2008, and the other on July 1, 2008).

Effective on January 2, 2009, we are required to pay to Mr. Mahood (i) (A) $122,718 ($125,000 CDN) and (B) that amount of interest which has accrued for the quarter ending December 31, 2008, or (ii) (A) $343,610 ($350,000 CDN); (B) the amount of that interest which has accrued during the quarter ending December 31, 2008; and (C) an amount equal to the interest which would have accrued pursuant to the Agreement for those two quarters ending December 31, 2008.

In the event that on January 2, 2009, we pay Mr. Mahood $122,718 ($125,000 CDN) and that interest which shall have accrued during the quarter ending December 31, 2008, on January 2, 2010, we are required to pay Mr. Mahood either (i) (A) a payment of $122,718 ($125,000 CDN) and (B) interest which shall have accrued during the quarter ending December 31, 2009, or (ii) (A) the remaining unpaid portion of the Principal Balance; (B) that interest which shall have accrued during that quarter ending December 31, 2009; (C) that interest which shall have accrued on that amount of the unpaid portion of the Principal Amount, if any; and (D) the amount equal to that interest that shall accrue on the Principal Amount for the quarter ending December 31, 2009.

(d)
Effective January 1, 2008, the payment to Brian Mahood each month of approximately $985 ($1,000 CDN), depending on the exchange rate between the Canadian and United States Dollars, for a period of one year to consult with us in connection with the operations of Kerrisdale, including the consolidation of the remaining approximate 57% interest of certain operating gas fields.

(e)
Effective January 1, 2008, the payment to Kerrisdale Consulting Inc., a corporation owned by Mr. Mahood, each month of approximately $492 USA ($500 CDN) depending on the exchange rate between the Canadian and United States Dollars, as rent for office space for a period of one year, pursuant to a sublease with Kerrisdale Consulting Inc., which can be extended by us, at our sole discretion.

A copy of the Agreement is attached to this report marked Exhibit 10.1.  A copy of the Management Agreement is attached to this report marked Exhibit 10.2.  A copy of the Security Agreement is attached to this report marked Exhibit 10.3.

Future Financing

We anticipate we will continue to rely on equity sales of our common stock to finance our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration or development activities.

Off-Balance Sheet Arrangements.  We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3	Controls And Procedures

(a)
We have carried out an evaluation under the supervision and with the participation of its management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified pursuant to the Exchange Act rules and forms.

(b)
During the quarter ended June 30, 2008,  there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor are there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result, no corrective actions are required to be taken.

PART II – OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS.

None.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES.

On or about March 10, 2008, we entered into a Business Consulting Agreement with Donald Jackler (the “Consulting Agreement”). As compensation to Mr. Jackler for his anticipated services to be provided pursuant to the provisions of the Consulting Agreement, we issued to Mr. Jackler 150,000 shares our common stock on April 1, 2008, in a private placement transaction with additional ascribed paid in capital of $0.499 per common share, as part of the total valuation of the 150,000 common shares to be issued pursuant to terms of the Consulting Agreement.

Additionally, as compensation to Mr. Jackler for his anticipated services, we agreed to grant and to issue Mr. Jackler options to purchase 100,000 shares of our common stock at an exercise price of $.40 per share for a period of one year from the date of execution of the Consulting Agreement dependent upon Mr. Jackler providing the anticipated services as provided for in the Consulting Agreement.

The shares of our common stock issued to Mr. Jackler were “restricted securities”.

In July 2008, our Board of Directors rescinded the Consulting Agreement, due to Mr. Jackler’s non performance of the services as provided for in the Consulting Agreement. The previously issued 150,000 common shares will be cancelled and returned to our treasury.

Item 3	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5	OTHER INFORMATION.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6	EXHIBITS

Exhibit 10.1	Share Purchase Agreement entered into June 18, 2008, and effective as of January 1, 2008, by and among Brian Mahood; Scout Exploration, Inc.; and Kerrisdale Resources Ltd.

Exhibit 10.2	Management Agreement entered into June 18, 2008, and effective as of January 1, 2008, by and among Scout Exploration, Inc. and Kerrisdale Consulting Inc.

Exhibit 10.3	General Security Agreement entered into June 18, 2008, and effective as of January 1, 2008, by and among Kerrisdale Resources Ltd. and Brian Mahood.

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2008

SCOUT EXPLORATION, INC.,
a Nevada corporation

By:    /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By:   /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer