Form 10KSB
period 2008-09-30
Scout Exploration, Inc
filed 2009-01-29
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended: September 30, 2008

☐   Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number: 0 - 52280

SCOUT EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0504670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15707 Rockfield Boulevard, Suite 101, Irvine, California 92618
(Address of principal executive offices)

(949) 265-7717
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $117,893

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $783,700 based on the last sale price of our common stock of $0.10 on December 31, 2008. The Issuer had 8,947,000 shares of Common Stock, par value $.001, outstanding as of December 31, 2008.

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

On March 4, 2006, we entered into a mineral property purchase agreement with Iscis Holdings Ltd., whereby they sold to us 100% right, title and interest in the mineral title “AAV 1-9 Claims” (also known as the “Wheaton River Property”) in the Whitehorse Mining District of the Yukon Territory.  For the foreseeable future, we plan to defer any further exploration work programs on Wheaton River Property.

Our principal executive office is located at 15707 Rockfield Boulevard, Suite 101, Irvine, California 92618. Our phone number is (949) 265-7717.  Our Internet address is http://www.scoutexploration.com. Information on our website is not, however, part of this report.

Purchase of Kerrisdale Resources Ltd.

On January 29, 2008, we entered into a letter of intent with Brian Mahood, the owner of Kerrisdale Resources Ltd., an Alberta corporation (“Kerrisdale”).  We filed a current report on Form 8-K regarding this transaction with the SEC on February 11, 2008. Pursuant to the letter of intent and, as later amended by terms of a Share Purchase Agreement dated June 18, 2008 (the “Agreement”), and further amended on January 7, 2009, we acquired the right to purchase one hundred percent (100%) of the issued and outstanding shares of Kerrisdale, with the:

a)	Payment to Brian Mahood of $23,747 ($25,000 CDN) upon signing the letter of intent for an exclusive ninety (90) day due diligence period (which has been paid), AND,

b)	Payment of $ 392,696 ($400,000 CDN) upon the closing of the purchase transaction (which has been paid) AND,

c)
Assumption by Kerrisdale Resources Ltd. of the unpaid amount of $343,610 ($360,000 CDN) (the “Principal Amount”) pursuant to the provisions of a General Security Agreement, the effective date of which is January 1, 2008 (the “Security Agreement”).  Pursuant to the provisions of the Security Agreement, Kerrisdale, to secure the payment of the Principal Amount, granted to Mr. Mahood a continuing security interest in and to all (i) personal property of Kerrisdale, including goods, chattel paper, securities, documents of title, instruments, money, intangibles; (ii) real property of Kerrisdale, including all changes on land or interests in land and petroleum and natural gas leases described in the Security Agreement; and (iii) parts, accessories, attachments, equipment, additions, accretions thereto and property thereof, together with any equipment or accessories placed upon repairs made to the foregoing during the term of the Security Agreement.  Interest accrues on the Principal Amount at an annual rate of 6.75% during a period of three years. Interest is required to be paid quarterly, commencing on the effective date of January 1, 2008, until January 1, 2009 at which time interest is required to be paid monthly.  The first interest payment is due on July 1, 2008, which payment shall consist of two payments (one on April 1, 2008, and the other on July 1, 2008).

Under the original terms of the agreement, effective on January 2, 2009, we were required to pay to Mr. Mahood (i) (A) $122,718 ($125,000 CDN) and (B) that amount of interest which has accrued for the quarter ending December 31, 2008, or (ii) (A) $343,610 ($350,000 CDN); (B) the amount of that interest which has accrued during the quarter ending December 31, 2008; and (C) an amount equal to the interest which would have accrued pursuant to the Agreement for those two quarters ending December 31, 2008.

On January 7, 2009, we agreed with Mr. Mahood to modify the terms of the Agreement such that the payment required on January 2, 2009 in the amount $125,000 CDN is replaced by the following required payments:

Date	Amount ($ CDN)
January 14, 2009	$35,000
March 31, 2009	50,000
June 30, 2009	50,000
Total	$135,000

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

d)
Effective January 1, 2008, the payment to Brian Mahood each month of approximately $985 ($1,000 CDN), depending on the exchange rate between the Canadian and United States Dollars, for a period of two years to consult with us in connection with the operations of Kerrisdale, including the consolidation of the remaining approximate 57% interest of certain operating gas fields.

e)
Effective January 1, 2008, the payment to Kerrisdale Consulting Inc., a corporation owned by Mr. Mahood, each month of approximately $492 ($500 CDN) depending on the exchange rate between the Canadian and United States Dollars, as rent for office space for a period of two years, pursuant to a sublease with Kerrisdale Consulting Inc., which can be extended by us, at our sole discretion.

Kerrisdale has mineral rights and gas production in the Hilda, Atlee Buffalo, Jenner and Viking-Kinsella areas of Southeast Alberta and Gross Overriding Oil Royalties in Southeast Saskatchewan.  Kerrisdale has interests in 4480 gross acres and 1238 net acres with gross production of 280 mcfd, of which Kerrisdale owns approximately 48%, and 0.7 bopd (47 boepd gross).  The lands include 13 undrilled gas spacing units.

Employees

We have no employees, other than our executive officers, as of the time of this report. We intend to retain geologists and consultants on a contract basis to conduct the work programs on our properties to carry out our plan of operations.

Research and Development Expenditures

Since the time of our incorporation we have not incurred any research or development expenditures.

Business Strategy

We are focused on the identification and acquisition of producing, undervalued natural gas assets, located primarily in the Western Canada Sedimentary Basin.  Our management philosophy is to focus on relatively inexpensive assets, such as when gas prices are at cyclical lows, and to consolidate small to medium sized producers into one larger, growth oriented corporation.

Competitive Business Conditions

We are a junior oil and gas exploration company. We compete with other companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors, who may finance additional exploration and development. This competition could have an adverse impact on our ability to achieve the financing necessary for us to conduct further exploration of our acquired properties.

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs, if investors are of the view that investments in competitors are more attractive, based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior oil and gas companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Governmental Regulations

Our oil and gas operations are subject to various federal, provincial and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Reports to Security Holders

We file our quarterly and audited annual reports with the Securities and Exchange Commission (SEC), which the public may read and copy at the Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. SEC filings, including supplemental schedules and exhibits, can also be accessed free of charge through the SEC website at www.sec.gov.

Item 2. Description of Property

Our executive offices are located at 15707 Rockfield Boulevard, Suite 101, Irvine, California 92618. We also have 9 mineral claims in the Yukon Territory, as well as interests in oil and gas wells in Alberta and Saskatchewan, described above under Description of Business.

Item 3. Legal Proceedings

We are not, and have not been during the period covered by this report, a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters were submitted to a vote of the Company’s security holders in the quarter ended September 30, 2008.

PART II

Item 5. Market for Common Equity and related Stockholder Matters

Market Information

We are a reporting company with the SEC. We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by the Financial Industry Regulatory Authority (“FINRA”) (“OTCBB”). The OTCBB is an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol “SCXN.OB.” The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The first trade of our common stock on the Bulletin Board occurred on December 6, 2006.  The following table sets forth the quarterly high and low closing sale prices for our common stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions and, therefore, may not represent actual transactions:

Date	High	Low

December 6, 2006 to December 31, 2006	$0.25	$0.02
January 1, 2007 to March 31, 2007	$0.91	$0.11
April 1, 2007 to June 30, 2007	$0.72	$0.35
July 1, 2007 to September 30, 2007	$0.58	$0.23
October 1, 2007 to December 31, 2007	$0.51	$0.31
January 1, 2008 to March 31, 2008	$0.60	$0.32
April 1, 2008 to June 30, 2008	$0.59	$0.40
July 1, 2008 to September 30, 2008	$0.58	$0.20
October 1, 2008 to December 31, 2008	$0.20	$0.10

Holders of Our Common Stock

As of the date of this report, we have approximately 66 registered shareholders.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends when, after giving effect to the distribution of the dividend:

•	We would not be able to pay our debts as they become due in the usual course of business; or
•
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

As of the date of this report, we have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2007 Stock Option and Incentive Plan was approved by the unanimous written consent of our Board of Directors and by the written consent of a majority of our shareholders on July 23, 2007.  One million (1,000,000) shares of our common stock are reserved for issuance pursuant to that plan.  No options have been issued under the plan as of the date of this report.

Recent Sales of Unregistered Securities

On April 1, 2008, our Board of Directors approved a private placement of up to 2,000,000 units, with each unit consisting of one share of our common stock at a purchase price of $0.40 per share and one warrant entitling the holder thereof the right to purchase one additional share of our common stock at a purchase price of $0.75 per share, at any time up to one year from the closing date of the private placement. During May 2008, we completed the sale of 1,349,500 units and raised net proceeds of $538,451.

We used most of the proceeds from the private placement offering to fund the acquisition of Kerrisdale with $392,696 ($400,000 CDN ) in cash, with an additional $343,610 ($350,000 CDN) evidenced by and secured by the Security Agreement. Pursuant to the provisions of the Security Agreement, the secured amount is due and payable in installments during the period January 2, 2009, through January 3, 2011. The amount secured by the Security Agreement accrues interest at 6.75% per annum, and interest is payable quarterly commencing June 30, 2008. All required interest payments are current. The balance of the proceeds from the private placement was used to fund ongoing general and administrative expenses and to supplement working capital.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operations

Over the next year our plan of operations is to complete the following objectives, subject to our obtaining the necessary funding for the continued exploration and possible further development of our resource properties, both mineral and oil and gas:

•	For the foreseeable future, we plan to defer any further exploration work programs on the Wheaton River Property.
•	We expect the acquisition of Kerrisdale to generate approximately $12,000 in monthly net income after taxes.
•
We plan to evaluate the potential of completing in field drilling to hopefully expand our proven oil and gas reserves. Completion of any further drilling will be dependent on favorable engineering recommendations for the commencement of any in field drilling and our ability to raise additional funds. There is no assurance that we will be able to obtain such funds, nor is there any assurance that any in field drilling will, upon completion, result in any additional proven oil and gas reserves.

•
We anticipate spending approximately $17,000 monthly in ongoing general and administrative expenses over the next year. These expenses will consist primarily of management remuneration, travel and promotion costs, professional fees for audit and legal work relating to our regulatory filings, transfer agent fees, annual mineral claim fees and general office expenses.

•	We owe Iscis Holdings Ltd. an additional $20,000, which was due and payable on or before September 30, 2008, and has been deferred until September 30, 2009.

As of September 30, 2008, we had cash on hand of $131,100 and negative working capital of $196,762, after including $122,000 principal payments which are due and payable to Brian Mahood within one year (of which $28,000 has been paid subsequent to September 30, 2008), pursuant to the Agreement, which is secured by the Security Agreement, entered into by and among Kerrisdale and Mr. Mahood, and which is discussed elsewhere in this report. Interest otherwise due on the principal balance secured by the Security Agreement has been fully paid as at December 31, 2008.

On April 1, 2008, our Board of Directors approved a private placement of up to 2,000,000 Units, with each Unit consisting of one share of our common stock at a purchase price of $0.40 per share and one warrant entitling the holder thereof the right to purchase one additional share of our common stock at a purchase price of $0.75 per share, at any time up to one year from the closing date of the private placement.. During May 2008, we completed the sale of 1,397,000 Units and raised aggregate proceeds of $558,800, of which $23,000 was receivable from subscribers as of September 30, 2008.  In addition, we received $4,000 in subscriptions received in advance for 10,000 units which have not been issued as of September 30, 2008.

We used most of the proceeds from the private placement offering to fund the acquisition of Kerrisdale with $392,696 ($400,000 CDN) in cash, with an additional $343,610 ($350,000 CDN) evidenced by and secured by the General Security Agreement.  Pursuant to the provisions of that General Security Agreement, the secured amount is due and payable in installments during the period January 2, 2009, through January 3, 2011. The amount secured by that General Security Agreement accrues interest at 6.75% per annum, and interest is payable quarterly commencing June 30, 2008. All required interest payments are current. The balance of the proceeds from the private placement was used to fund ongoing general and administrative expenses and to supplement working capital.

We do not anticipate present oil and gas revenues will be sufficient to pay ongoing general and administrative expenses for the next year nor pay the $117,937 payable pursuant to the Agreement and Security Agreement. We will need to obtain additional financing in order to continue our plan of operations.

We believe that debt financing will not be a feasible alternative, as we do not have sufficient unencumbered tangible assets to secure any debt financing. We anticipate that additional financing will be from the sale of our common stock. However, we do not have any financing arranged, nor can we provide investors with any assurance that we will be able to raise sufficient funding from such potential equity financings.  In the absence of such financing, we will not be able to continue exploration or development of our mineral claims and oil and gas property interests, and our business plan will then fail. Even if we are successful in obtaining equity financing to fund possible in field drilling of our oil and gas properties, as well as other operational costs and short term debt obligations, there is no assurance of success from such drilling activities.  There is a significant risk any future in field drilling of our oil and gas properties may not be successful, and we may not be able to meet our other obligations. In the event we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and may lose our oil and gas properties, should we default on the payment of the deferred portion of the purchase price for Kerrisdale.

Going Concern

We have not attained profitable operations and are dependant upon obtaining financing to pursue any extensive exploration activities or acquisitions. For these reasons, our auditors stated in their report that they are concerned that we will not be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on sales of our common stock to finance our business operations. Issuances of additional shares of our common stock will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements.  We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7. Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our accountants since our formation required to be disclosed pursuant to Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

It is the responsibility of John Roozendaal and Jason Walsh (who serve, respectively, as our Chief Executive Officer and Chief Financial Officer) to ensure that we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

As of September 30, 2008, management conducted an evaluation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are effective as of September 30, 2008. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008, or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2008:

NAME OF DIRECTOR	AGE	TERM SERVED	POSITIONS WITH COMPANY
John Roozendaal	42	Since December 13, 2007	President and Director
Jason Walsh	36	Since March 3, 2006	Secretary, Treasurer and Director
Shane Ivancoe	53	Since March 3, 2006	Director

On December 13, 2007, our Board of Directors increased the number of its members to three.  On that same date, Kathleen Scalzo resigned as our President and Treasurer and as a director.  Our remaining director, Shane Ivancoe, appointed Jason Walsh and John Roozendaal as directors to fill the vacancies on the Board of Directors and, also, appointed John Roozendaal as our President and Jason Walsh as our Treasurer.

All our directors hold office until the next annual meeting of our stockholders or until their successors are elected and qualified.  Executive officers hold offices until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

Set forth below is a biographical description of each director and executive officer based upon information supplied by him:

Biographical Information

John Roozendaal has served as our President and as one of our directors since December 13, 2007.  Mr. Roozendaal has been involved with the mineral exploration industry for over 15 years, focusing on precious, base and specialty metal exploration projects in North America. Mr. Roozendaal is the President and a director of VMS Ventures Inc. and Harvest Gold Corp., and a director of Thelon Ventures Ltd., which are all publicly traded companies on the TSX Venture exchange.  Mr. Roozendaal helped found VMS Ventures in 1996, and Harvest Gold was spun off from VMS Ventures in 2005.  He became a director of Thelon Ventures Ltd. in October 2005.  Mr. Roozendaal holds a Bachelor of Science degree in Geology received from Brandon University in 1996.

Jason Walsh has served as our Secretary since March 3, 2006.  He has served as our Treasurer and as one of our directors since December 13, 2007.  Since April 15, 2003, he has also served as the President and a director of Thelon Ventures Ltd. (TSX Venture: THV).  He has also served as an officer of International Ranger Corp. (Pink Sheets: IRNG) since February 19, 2006.  From October 1997 to April 2003, he served as a registered representative with Global Securities in Vancouver, British Columbia.

Shane Ivancoe has served as one of our directors since March 3, 2006.  For over the past five years, he has also served as a self-employed corporate consultant.  From 1976 to 1995, he served as the president of Galway Holdings, a food importer and exporter based in Vancouver, British Columbia.

Significant Employees

We have no significant employees, other than the officers and directors described above.

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

Section 16(a) Compliance.  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  It appears that Kathleen Scalzo, Shane Ivancoe, Jason Walsh, Kassel Enterprises Inc. and Iscis Holdings Ltd. filed Form 3s during the year ended September 30, 2007, that were properly filed during the year ended September 30, 2006.  It also appears that Shane Ivancoe, one of our directors, filed one Form 4 regarding one transaction on February 13, 2007, which was not timely filed.

The Company has not yet adopted a written Code of Ethics, but management intends to do so in the next year.

Item 10. Executive Compensation

We paid Jason Walsh, our Secretary and Treasurer and one of our directors, $12,000 in the year ended September 30, 2008, as a director’s fee.  We also paid a company controlled by Jason Walsh office and administration fees of $58,894 in the in the year ended September 30, 2008.  We paid Shane Ivancoe, one of our directors, $12,000 in the year ended September 30, 2008 as a director’s fee.

Stock Option Grants

We have not granted any stock options to our executive officers since our inception.

Consulting Agreements

We are a party to an agreement for services with Bua Group Holdings Ltd. dated October 1, 2006.  Pursuant to this agreement, we are obligated to pay Bua Group Holdings Cdn$1,000 per month for services and Cdn$1,400 per month for expenses.  The principals of Bua Group Holdings are Jason Walsh, our Secretary and Treasurer and one of our directors, and Ralf Hillebrand.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding stock as of December 31, 2008, and by the officers and directors, individually or as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

$0.001 Par Value Common Stock	Shane Ivancoe Director c/o Scout Exploration, Inc. 15707 Rockfield Boulevard, Suite 101 Irvine, California 92618	900,000	10.1%

$0.001 Par Value Common Stock	Jason Walsh Secretary, Treasurer and Director c/o Scout Exploration, Inc. 15707 Rockfield Boulevard, Suite 101 Irvine, California 92618	235,000	2.6%

$0.001 Par Value Common Stock	John Roozendaal President and Director c/o Scout Exploration, Inc. 15707 Rockfield Boulevard, Suite 101 Irvine, California 92618	320,000 (1)	3.6%

$0.001 Par Value Common Stock	All officers and directors as a group	1,455,000	16.3%

$0.001 Par Value Common Stock	Iscis Holdings Ltd. 102-9323 Gallant Ave. North Vancouver, British Columbia Canada V7G 2C1 (2)	500,000	5.6%

1.  These shares are held by 667981 BC Ltd., a company controlled by Mr. Roozendaal.

2.  Iscis Holdings Ltd. is owned by Ivan Walsh, the brother of Jason Walsh, our Secretary and Treasurer and one of our directors.

The percentage of class is based upon 8,947,000 shares of our common stock and no shares of our preferred stock issued and outstanding as of the date of this report.

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

Item 12. Certain Relationships and Related Transactions

Except as described below, none of the following parties has, in the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	Any member of the immediate family of any of the above person.

Office Space Arrangement

We paid Jason Walsh, our Secretary and Treasurer and one of our directors, office and administration fees of $58,894 in the in the year ended September 30, 2008.

Agreement with Iscis Holdings Ltd.

On March 4, 2006, we entered into a mineral property purchase agreement with Iscis Holdings Ltd., whereby it sold to us 100% right, title and interest in the mineral title “AAV 1-9 Claims” in the Whitehorse Mining District of the Yukon Territory. Iscis Holdings Ltd. is owned by Ivan Walsh, who is one of our shareholders and the brother of Jason Walsh, our Secretary and Treasurer and one of our directors.  Iscis Holdings Ltd. also beneficially owns over 10% of our common stock.

As a part of our purchase agreement with Iscis Holdings Ltd., we entered into a net smelter return royalty agreement. The terms of this agreement specify that Iscis Holdings Ltd. is entitled to a royalty payment equal to 3% of the net smelter returns.

Agreement with Bua Group Holdings Ltd.

We are a party to an agreement for services with Bua Group Holdings Ltd. dated October 1, 2006.  Pursuant to this agreement, we are obligated to pay Bua Group Holdings Cdn$1,000 per month for services and Cdn$1,400 per month for expenses.  The principals of Bua Group Holdings are Jason Walsh, our Secretary and Treasurer and one of our directors, and Ralf Hillebrand.

Private Placement Transaction

We completed an offering for 1,700,000 units in March 2006, to 8 shareholders. Each “unit” consisted of one share of our common stock and one warrant to purchase an additional share of our common stock for $0.15 prior to March 31, 2007. The units were issued at a price of $0.05per unit and the total amount received was $85,000.

Shane Ivancoe, one of our directors, purchased 400,000 units in this offering.  During the year ended September 30, 2007, Mr. Ivancoe also exercised his warrants and purchased 400,000 shares of our common stock for $60,000.

Director Independence

We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by FINRA.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of our Board of Directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accord with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not our and has not engaged in various types of business dealings with us.

Shane Ivancoe is considered an independent director under the above definition.  We do not list that definition on our Internet website.

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees.

Item 13. Exhibits

The following documents have been filed as a part of this annual report:

Exhibit No.
3.1	* Articles of Incorporation (Charter Document)
3.2	* Certificate of Amendment
3.3	* Bylaws
10.1	* Iscis Holdings Ltd. Mineral Property Purchase Agreement
10.2	** Contract for services with Bua Group Holdings Ltd. dated October 1, 2006.
10.3	*** Share Purchase Agreement with Brian Mahood and Kerrisdale Resources Ltd.
10.4	*** Management Agreement with Kerrisdale Consulting Inc.
10.5	*** General Security Agreement by and among Kerrisdale Resources Ltd. and Brian Mahood.
31.1	Rule 13A-14(A) Certification
31.2	Rule 13A-14(A) Certification
32.1	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission on August 10, 2006 as exhibits to our Registration Statement on Form SB-2.

** Previously filed with the Securities and Exchange Commission on February 13, 2007 as an exhibit to our Quarterly Report on Form 10-QSB.

*** Previously filed with the Securities and Exchange Commission on August 21, 2008 as an exhibit to our Quarterly Report on Form 10-Q.

Item 14. Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us by our principal accountant, MacKay LLP, for professional services rendered for the fiscal years ended September 30, 2008 and 2007.

1.    Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended September 30, 2008 and 2007, and for review of the financial statements included in our Quarterly Reports on Form 10-QSB for those fiscal years. Fees billed in 2007 were $5,521. Fees billed in 2008 are $24,039.

2.    Audit-Related Fees. Consists of fees billed for services rendered to us for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.  Fees billed: None.

3.    Tax Fees. Consists of fees billed for services rendered to us for tax services, which generally include fees for corporate tax planning, consultation and compliance.  Fees billed in 2007 were $5,005. Fees billed in 2008 are $1,487.

4.    All Other Fees. Consists of fees billed for all other services rendered to us, which generally include fees for consultation regarding computer system controls and human capital consultations. Fees Billed: None.

Pre-Approval of Services of Principal Accounting Firm

We do not have an audit committee, and the tasks generally undertaken by an audit committee are undertaken by our Board of Directors.  Our board’s policy is to pre-approve all audit and permissible non-audit services provided by our principal accounting firm.  These services may include audit services, audit-related services, tax services and other permissible non-audit services. Any service incorporated within the independent auditor's engagement letter, which is approved by our Board of Directors, is deemed pre-approved. Any service identified as to type and estimated fee in the independent auditor's written annual service plan, which is approved by our Board of Directors, is deemed pre-approved up to the dollar amount provided in such annual service plan.

During the year, the principal accounting firm may also provide additional accounting research and consultation services required by, and incident to, the audit of our financial statements and related reporting compliance. These additional audit-related services are pre-approved up to the amount approved in the annual service plan approved by our Board of Directors. Our Board of Directors may, also, pre-approve services on a case-by-case basis during the year.

The approval by our Board of Directors of proposed services and fees are noted in the meeting minutes of our Board of Directors and/or by signature of the appropriate members of our Board of Directors on the engagement letter. Our principal accounting firm and management are periodically requested to summarize the principal accounting firm services and fees paid to date, and management is required to report whether the principal accounting firm's services and fees have been pre-approved in accordance with the required pre-approval process of our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUT EXPLORATION, INC.
Dated: January 28, 2009

By:    /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer

By:    /s/ Jason Walsh
Name:  Jason Walsh
Treasurer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated: January 28, 2009

By:    /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer
Director

By:    /s/ Jason Walsh
Name:  Jason Walsh
Title: Secretary, Treasurer and Principal Accounting Officer
Director

By:    /s/ Shane Ivancoe
Name:  Shane Ivancoe
Title: Director

Scout Exploration, Inc.

Consolidated Financial Statements
(presented in US dollars)

September 30, 2008 and 2007

INDEX

CHARTERED ACCOUNTANTS MacKay LLP	1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: (604) 687-4511 Fax: (604) 687-5805 Toll Free: 1-800-351-0426 www.MacKayLLP.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Scout Exploration, Inc.

We have audited the balance sheets of Scout Exploration, Inc. as at September 30, 2008 and 2007, and the statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2008 in conformity with U.S. generally accepted accounting principles.

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

“MacKay LLP”
Vancouver, Canada.
January 09, 2009	Chartered Accountants

Scout Exploration, Inc.
Consolidated Balance Sheets
(Presented in US Dollars)

As at September 30	2008	2007

Assets
Current
Cash	$131,100	$45,649
Receivables	57,015	-
Prepaid expenses	7,468	4,280
	195,583	49,929
Resource properties (Note 4)	932,900	-
Equipment (Note 5)	15,959	-
	$1,144,442	$49,929

Liabilities
Current
Accounts payable and accrued liabilities	$264,563	$44,723
Debenture payable - current portion (Note 3)	122,000	-
Income taxes payable	5,782	-
	392,345	44,723
Debenture payable (Note 3)	208,225	-
Deferred income taxes (Note 13)	211,797	-
Asset retirement obligations (Note 6)	28,355	-
	840,722	44,723

Stockholders' Equity
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2007 - Nil)	-	-
Common stock (Note 8)
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,847,000 (2007 - 7,300,000)	8,847	7,300
Subscriptions received in advance	4,100	100
Subscriptions receivable	(23,000)	(75,000)
Additional paid in capital	981,953	349,700
Accumulated deficit	(645,722)	(276,894)
Accumulated other comprehensive loss	(22,458)	-
	303,720	5,206

	$1,144,442	$49,929

Going Concern (Note 1)
Commitments (Note 14)

Approved by the Directors:

____________________________ Director

____________________________ Director

The accompanying notes are an integral part of the consolidated financial statements.

Scout Exploration, Inc.
Consolidated Statements of Stockholders' Equity
(Presented in US Dollars)

For the Years Ended September 30, 2008 and 2007

							Accumulated
	Shares of		Additional	Subscriptions			other	Total
	common	Capital	paid-in	received	Subscriptions	Accumulated	comprehensive	Stockholders'
	stock	stock	capital	in advance	receivable	Deficit	loss	Equity

Balance September 30, 2006	5,900,000	$5,900	$141,100	$100	$-	$(145,025)	$-	$2,075
Issuance of common stock for cash
and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	-	135,000
Net loss	-	-	-	-	-	(131,869)	-	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	-	5,206
Cash received for subscriptions
receivable	-	-	-	-	75,000	-	-	75,000
Issuance of common stock for
for consulting services	150,000	150	74,850	-	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	-	539,800
Net loss	-	-	-	-	-	(368,828)	-	(368,828)
Foreign currency translation	-	-	-	-	-	-	(22,458)	(22,458)
Balance September 30, 2008	8,847,000	$8,847	$981,953	$4,100	$(23,000)	$(645,722)	$(22,458)	$303,720

The accompanying notes are an integral part of the consolidated financial statements.

Scout Exploration, Inc.
Consolidated Statements of Operations
(Presented in US Dollars)

For the Year Ended September 30	2008	2007

Revenues - petroleum and natural gas	$117,893	$-

Operating expenses
Lease and royalties	23,854	-
Depletion and accretion	26,405	-
Depreciation	1,969	-
	52,228	-

Operating margin	65,665	-

Administrative expenses - schedule	427,043	131,869

Loss before income taxes	(361,378)	(131,869)

Income taxes expense (benefit)
Current	14,670	-
Deferred	(7,220)	-
	7,450	-

Net loss	$(368,828)	$(131,869)

Basic and diluted loss per share	$(0.05)	$(0.02)

Basic and diluted weighted average shares outstanding	7,882,243	6,570,833

The accompanying notes are an integral part of the consolidated financial statements.

Scout Exploration, Inc.
Consolidated Schedules of Administrative Expenses
(Presented in US Dollars)

For the Year Ended September 30	2008	2007

Accounting and audit	$112,656	$25,671
Bank charges and interest	6,584	1,097
Consulting fees	104,418	-
Directors’ fees	24,000	20,000
Filing fees, dues and subscriptions	4,151	3,001
Foreign exchange loss	4,518	-
Legal	50,857	26,961
Office and administration	69,281	40,019
Promotion and travel	45,443	12,345
Transfer agent	5,135	2,775
	$427,043	$131,869

The accompanying notes are an integral part of the consolidated financial statements.

Scout Exploration, Inc.
Consolidated Statements of Cash Flows
(Presented in US Dollars)

For the Year Ended September 30	2008	2007

Cash flows from operating activities
Net loss	$(368,828)	$(131,869)
Adjustments to reconcile net loss to net cash used in operating activities
Consulting services settled by issuance of common stock	75,000
Depletion and accretion	26,405	-
Depreciation	1,969	-
Deferred income taxes	(7,220)	-
Changes in operating assets and liabilities
Accounts receivable	79,114	-
Prepaid expenses	-	(4,280)
Accounts payable and accrued liabilities	78,258	15,317
Income taxes payable	8,625	-
	(106,677)	(120,832)

Cash flows from investing activities
Acquisition of subsidiary, net of cash acquired (Note 3)	(415,948)	-

Cash flows from financing activities
Proceeds from Issuance of common stock	614,800	135,000

Effect of exchange rate changes on cash	(6,724)	-

Net increase in cash	85,451	14,168

Cash at beginning of the year	45,649	31,481

Cash at end of the year	$131,100	$45,649

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of the consolidated financial statements.

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Significant items subject to such estimates and assumptions include estimates of proved reserves, related present value estimates of future net revenue, the carrying value of oil and gas properties, asset retirement obligations, income taxes, and legal and environmental risks and exposure.

(c)	Cash and cash equivalents

Cash is comprised of cash on hand and demand deposits. The Company considers highly liquid investments that are readily convertible to known amounts of cash on demand to be cash equivalents.

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

2.             Significant accounting policies (continued)

(d)	Equipment

Equipment is carried at cost less accumulated amortization. Amortization is provided using the declining balance method at an annual rate of 30%.

(e)	Mineral properties - exploration

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

Although the Company has taken steps to verify the title to mineral properties in which it has an interest, in accordance with industry norms for the current stage of exploration of such properties, these procedures do not guarantee the Company’s title. Property title may be subject to unregistered prior agreements or transfers and title may be affected by undetected defects.

(f)	Joint venture operations

Substantially all of the Company’s petroleum and natural gas exploration and production activities are conducted jointly with others; accordingly, these financial statements reflect only the Company’s proportionate interest in such activities.

(g)	Concentration of Credit Risk

Substantially all of the Company’s accounts receivable result from natural gas and crude oil sales or joint interest billings to third parties in the oil and gas industry, operating in Canada. This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors. Accounts receivable are generally not collateralized.  Historically, the Company has not experienced credit losses on its accounts receivable. There is only one buyer for the purchase of oil or gas production.

(h)	Petroleum and natural gas properties

The Company uses the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards (SFAS) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells, are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

2.             Significant accounting policies (continued)

(h)	Petroleum and natural gas properties (continued)

The net book value of petroleum and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net revenues, discounted at 10% per annum, from proved petroleum and natural gas reserves plus the lower of cost or net realizable value of unproven properties not subject to depletion. Estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and gas properties. Such limitations are imposed and are tested quarterly. In calculating future net revenues, prices and costs used are those as of the end of the appropriate period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including designated cash flow hedges in place. The Company had no such hedges outstanding at September 30, 2008.

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

(i)	Asset retirement obligations

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

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

2.             Significant accounting policies (continued)

(j)	Environmental

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

(k)	Revenue recognition

Revenue is recognized from oil sales when the oil is delivered to the buyer and from gas sales when the gas passes through the pipeline at the delivery point. Revenue from the sale of oil and gas is recognized based on volumes delivered to customers at contractual delivery points and rates.

(l)	Income taxes

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

The Company accounts for uncertain income tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, which requires that that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.  During the years ended September 30, 2008 and 2007 the Company did not incur interest and/ or penalties related to uncertain tax positions.

(m)	Valuation of equity units issued in private placements

The Company has adopted a residual value method with respect to the measurement of shares and warrants issued as private placement units. The residual value method first allocates value to the more easily measurable component based on fair value and then the residual value, if any, to the less easily measurable component.

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

2.             Significant accounting policies (continued)

(n)	Stock based compensation

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

There were no options granted during the year ended September 30, 2008, nor since inception.

(o)	General and administrative expenses

General and administrative expenses are reported net of amounts reimbursed by working interest partners of the petroleum and natural gas properties operated by the Company and net of amounts capitalized pursuant to the successful efforts method of accounting.

(p)	Foreign currency transactions

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

The subsidiary’s functional and reporting currency is the Canadian dollar. The subsidiary is a self-sustaining operation in Canada and is therefore translated to the Company’s functional currency using the current rate method.  Gains and losses on translation are included in other comprehensive income.

(q)	Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted loss per share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants, contingent stock, and conversion of debentures. The dilutive effect of potential common shares is not considered in the loss per share calculation as the impact is anti-dilutive.

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

2.             Significant accounting policies (continued)

(r)	Recently issued accounting standards

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

Operations of KRL are included from the closing date of June 18, 2008. Had the acquisition occurred October 1, 2006, pro forma operating revenues, net income (loss) and diluted net income (loss) per share would be $373,127, $(342,456), and $(0.04), respectively, for the year ended September 30, 2008 and $423,316, $22,850, and $0.00, respectively, for the year ended September 30, 2007.  These pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations or financial position would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period.

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

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

3.             Share purchase agreement (continued)

The Purchase Price of $760,849 ($775,000 CDN) represents the fair value of the acquired oil and gas assets. The fair value of the net assets acquired is:

Current assets	$144,816
Proved petroleum and natural gas properties	997,964
Tangible production equipment	18,618
Liabilities assumed	(400,549)

Net Assets Acquired	$760,849

The Debenture bears interest at 6.75% per annum, effective from January 1, 2008.  Under the original terms of the Agreement, interest was payable on July 1, 2008 (paid) for the period January 1, 2008 to June 30, 2008, on October 1, 2008 (paid) and January 1, 2009 (paid), and thereafter quarterly until the Debenture is fully paid; subsequently modified (see below) such that effective January 1, 2009 and thereafter accrued interest is payable monthly commencing on February 1, 2009 until the Debenture is fully paid.

The original terms of the Debenture required a principal payment on January 2, 2009, of either $125,000 CDN plus the quarterly interest otherwise due for the quarter ended December 31, 2008, or the prepayment of $350,000 CDN Debenture total plus the quarterly interest otherwise due for the quarter ended December 31, 2008 together with an additional interest payment calculated as the amount that accrued on the Debenture balance for the two (2) quarters ending December 31, 2008.

Subsequent to September 30, 2008 the Vendor and the Company agreed to modify the terms of the Debenture such that effective January 1, 2009, accrued interest is payable monthly as detailed above, and to replace the principal payment due on January 2, 2009 for $125,000 CDN with the following payments:

Date	Amount ($ CDN)	Amount ($US)
January 14, 2009 (paid subsequent)	$35,000	$28,000
March 31, 2009	50,000	47,000
June 30, 2009	50,000	47,000
Current portion	135,000	122,000

Remaining original payments
January 2, 2010	125,000	117,500
January 2, 2011	100,000	94,000

Total debenture payable	$360,000	$333,500

In addition, terms of the Debenture require a principal payment on January 2, 2010, at the Company’s sole and exclusive option, of either $125,000 CDN plus the monthly interest otherwise due for the month of December 2009, or the prepayment of the then remaining principal balance plus the monthly interest otherwise due for the month of December 2009 together with an additional interest payment calculated as the amount that accrued on the Debenture balance for the six (6) months ending December 31, 2009.

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

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

Mineral Property: AAV 1-9 Claims

On March 4, 2006 the Company signed a letter of agreement with a non-arms length private Canadian Corporation for a 100% interest in and to the Wheaton River AAV 1-9 Claims situated in the Whitehorse Mining District of the Yukon Territory, Canada. Terms of the purchase require a cash payment of $5,000 by March 31, 2006 (paid) and $20,000 on or before September 30, 2006 (subsequently deferred to September 30, 2009), and the issuance of 500,000 common shares of the Company (issued at fair value of $0.05 per common share). The Vendor will retain 3% net smelter royalty, up to 2% of which can be re-purchased for $2,000,000. All costs associated with Exploration Mineral projects are expensed when incurred.

5.             Equipment

	As at September 30, 2008
	Cost	Accumulated Amortization	Net Book Value

Tangible production equipment	$17,893	$1,934	$15,959

6.             Asset retirement obligations

The total future asset retirement obligation was estimated based on the Company’s net ownership interest in all oil and gas properties, the estimated cost to abandon and reclaim the properties, and the estimated timing of the cost to be incurred in future periods. The total undiscounted amount of the estimated future cash flows required to settle the retirement obligation is approximately $56,799 which will be incurred during the years 2012 through 2034. A credit adjusted risk free rate of 6.5 percent was used to calculate the fair value of the asset retirement obligation.

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

7.            Related party transactions

a)	During the year ended September 30, 2008, directors’ fees of $24,000 (2007 - $20,000) were paid or accrued to two Directors of the Company.

b)	During the year ended September 30, 2008, office and administration fees and management fees of $96,687 (2007 - $25,986) were paid to corporations controlled by a Director of the Company.

c)
At September 30, 2008, $36,771 (September 30, 2007 - $21,260) owed to a Director and corporations controlled by the Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

8.	Capital stock

a)
During the year ended September 30, 2007, the Company issued 1,400,000 common shares for exercise of warrants at a price of $0.15 per share for gross proceeds of $210,000, of which $75,000 was collected during the year ended September 30, 2008.

b)
The Company entered into a consulting agreement on March 10, 2008, expiring on March 10, 2009. Pursuant to the agreement, the Company issued 150,000 shares on signing the agreement (issued during March 2008 at a fair value of $0.50 per share), and the additional 150,000 shares would be issued if the agreement was extended for an additional six months, and would also grant options to purchase 100,000 common shares at $0.40 per share expiring March 10, 2009, such options to be valued at the date of grant.  In July 2008, the Company cancelled the March 2008 consulting agreement and resolved to rescind the 150,000 common shares issued at $0.50 for consulting services due to the non performance of such services by the contractors. The Company will not be issuing any additional common shares nor will any options be granted to the contractor.  As of September 30, 2008 the 150,000 shares remain outstanding and the shares are expected to be returned to treasury and cancelled in January 2009.

c)
On May 20, 2008, the Company issued 1,397,000 units of a private placement offering at $0.40 per unit, with each unit comprising one common share at a par value of $0.001 per common share and additional paid in capital of $0.399 per common share and one share purchase warrant, entitling the holder thereof to purchase, at any time prior to May 20, 2009, for each one warrant held, one common share of the Company at a price of $0.75 per common share. Aggregate proceeds of $558,800 were raised from the Unit Offering, of which $23,000 was receivable from subscribers as of September 30, 2008.  In addition, the Company received $4,000 in subscriptions received in advance for 10,000 units which have not been issued as of September 30, 2008.

The fair value of the common shares issued in the private placement was determined to be the more easily measurable component and therefore were valued at their fair value, as determined by the closing quoted bid price on the announcement date.  Since the fair value of the common shares was in excess of the price per unit, no value has been assigned to the warrants.

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

9.            Share purchase warrants

As of September 30, 2008, 1,397,000 (2007 – Nil) share purchase warrants are outstanding, with an exercise price of $0.75 per share and which expire on May 20, 2009.

10.          Supplemental disclosure with respect to cash flows

Non-cash financing and investing activities for the year ended September 30, 2008 comprised the issuance of a debenture in the amount of $343,610 ($350,000 CDN) pursuant to the acquisition of KRL (Note 3).

Other supplemental cash flow information for the year ended September 30 is as follows:

	2008	2007

Income taxes paid	$6,086	$-
Interest paid	$17,141	$-

11.          Segmented disclosure

The Company has two operating segments, both located in Canada: an inactive mineral exploration project in the Yukon Territory and recently acquired oil and gas production and development in Alberta. All plant and equipment assets of the Company are located in Canada.

12.          Financial instruments and risk management

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

At September 30, 2008 the Company had the following financial assets and liabilities:

CDN Dollars
Cash	$105,500
Receivables	$60,430
Accounts payable and accrued liabilities	$137,562
Debenture payable	$360,000

At September 30, 2008 CDN dollar amounts were converted at a rate of $0.9435 Canadian dollars to $1.00 US dollar.

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

13.          Income taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

Year Ended September 30	2008	2007

Income taxes at US federal statutory rate	$(126,482)	$(46,154)
Effect of rate change on deferred taxes	(1,262)	-
Effect of foreign income taxed at other than 35%	(1,624)	-
Change in valuation allowance	136,818	46,154
Total income tax expense	$7,450	$-

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

As at September 30	2008	2007

Deferred income tax liabilities
Petroleum and natural gas properties	$215,453	$-

Deferred income tax assets
Losses and tax credits available for future periods	233,731	96,913
Plant and equipment	3,656	-
Valuation allowance	(233,731)	(96,913)
Total deferred income tax assets	3,656	-
Net deferred income tax liability	$211,797	$-

The Company has available unclaimed start up costs of approximately $667,000 for US income tax purposes, which may be carried forward to reduce taxable income in future years.

Future tax benefits related to the start up costs have not been recorded due to uncertainty regarding their utilization.

14.          Commitments

On June 18, 2008, and as amended subsequent to September 30, 2008, the Company entered into a Management Agreement with Kerrisdale Consulting Inc. (“KCI”) with an effective date of January 1, 2008 whereby KCI would provide ongoing senior and geological and management operations services to the Company for a monthly fee of $1,000 CDN per month, terminating on December 31, 2009.

In addition, pursuant to the provisions of the Agreement (see Note 3), the Company agreed to pay KCI $500 CDN per month for a period of two years commencing January 1, 2008, as rent pursuant to a sublease by the Company of office space located in Calgary, Alberta, Canada.

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

15.          Supplemental Petroleum and Natural Gas Disclosures (Unaudited)

The accompanying table presents information concerning the Company’s crude petroleum and natural gas producing activities as required by Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities.” Capitalized costs relating to petroleum and natural gas producing activities from continuing operations are as follows:

As at September 30	2008	2007

Proved petroleum and natural gas properties	$959,091	$-
Unproved properties	-	-
	959,091	-
Less: Accumulated depletion	(26,191)	-
Net capitalized costs	$932,900	$-

Costs incurred in petroleum and natural gas property acquisitions and development activities related to continuing operations are as follows:

For the Year Ended September 30	2008	2007

Acquisition costs - proved properties	$997,963	$-

The results of operations for petroleum and natural gas producing activities from continuing operations are as follows:

For the Year Ended September 30	2008	2007

Sales of petroleum and natural gas	$117,893	$-

Lease and royalties	23,854	-
Depletion and accretion	26,405	-
Depreciation	1,969	-
Total petroleum and natural gas expenses	52,228	-
Results of petroleum and natural gas operations (excluding corporate overhead and interest costs)	$65,665	$-

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

15.           Supplemental Petroleum and Natural Gas Disclosures (Unaudited) (continued)

The following table presents the Company’s estimate of its net proved crude petroleum and natural gas reserves related to continuing operations. The Company’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reserve engineers. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in Canada.

	Petroleum	Natural Gas
	(MBbls)	(MMCF)
Proved developed reserves:
Balance, October 1, 2007	-	-
Purchase of minerals in place	113.5	895.6
Production	(0.1)	(11.8)
Balance, September 30, 2008	113.4	883.8

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	2008	2007
	(thousands)

Future cash inflows	$1,830	$-
Future operating costs	(989)	-
Future income tax expense	(231)	-
Future net cash flows	610	-
Discount 10%	(208)	-
Standardized measure of discounted future net cash flows relating to proved reserves	$402	$-

No change in the standardized measure of discounted future net cash flows is presented for 2008 as the Company did not have any reserves in 2007.