Form 10-Q
period 2008-12-31
Scout Exploration, Inc
filed 2009-02-17
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2008

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Commission File Number 0 - 52280

SCOUT EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0504670
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

15707 Rockfield Blvd., Suite 101, Irvine, California 92618
(Address of principal executive offices)

(949) 265-7717
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of February 9, 2009, there were 8,847,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1       Financial Statements

Scout Exploration, Inc.

Interim Consolidated Financial Statements
(Unaudited)

(presented in US dollars)

December 31, 2008

INDEX

Interim Consolidated Balance Sheets	F-3
Interim Consolidated Statements of Stockholders’ Equity	F-4
Interim Consolidated Statements of Operations	F-5
Interim Consolidated Schedules of Administrative Expenses	F-6
Interim Consolidated Statements of Cash Flows	F-7
Notes to the Interim Consolidated Financial Statements	F-8

Scout Exploration, Inc.
Interim Consolidated Balance Sheets
(Unaudited) (Presented in US Dollars)

	December 31, 2008 (Unaudited)	September 30, 2008

Assets
Current
Cash	$76,685	$131,100
Receivables	37,692	57,015
Prepaid expenses	2,774	7,468
	117,151	195,583
Resource properties (Note 4)	783,401	932,900
Equipment (Note 5)	12,844	15,959

	$913,396	$1,144,442

Liabilities
Current
Accounts payable and accrued liabilities	$201,072	$264,563
Debenture payable - current portion (Note 3)	110,835	122,000
Income taxes payable	3,346	5,782
	315,253	392,345
Debenture payable (Note 3)	176,515	208,225
Deferred income taxes	176,944	211,797
Asset retirement obligations (Note 6)	24,674	28,355
	693,386	840,722

Stockholders' Equity
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2007 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,847,000 (September 30, 2008 - 8,847,000)	8,847	8,847
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(23,000)	(23,000)
Additional paid in capital	981,953	981,953
Accumulated deficit	(677,408)	(645,722)
Accumulated other comprehensive loss	(74,482)	(22,458)
	220,010	303,720

	$913,396	$1,144,442

Going Concern (Note 1)
Commitments (Note 12)

Approved by the Directors:

____________________________ Director

____________________________ Director

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Statements of Stockholders' Equity
(Unaudited) (Presented in US Dollars)

							Accumulated
	Shares of		Additional	Subscriptions			other	Total
	common	Capital	paid-in	received	Subscriptions	Accumulated	comprehensive	Stockholders'
	stock	stock	capital	in advance	receivable	Deficit	loss	Equity

Balance September 30, 2006	5,900,000	$5,900	$141,100	$100	$-	$(145,025)	$-	$2,075
Issuance of common stock for cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	-	135,000
Net loss	-	-	-	-	-	(131,869)	-	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	-	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	-	75,000
Issuance of common stock for for consulting services	150,000	150	74,850	-	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	-	539,800
Net loss	-	-	-	-	-	(368,828)	-	(368,828)
Foreign currency translation	-	-	-	-	-	-	(22,458)	(22,458)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(645,722)	(22,458)	303,720
Net loss	-	-	-	-	-	(31,686)	-	(31,686)
Foreign currency translation	-	-	-	-	-	-	(52,024)	(52,024)
Balance December 31, 2008	8,847,000	$8,847	$981,953	$4,100	$(23,000)	$(677,408)	$(74,482)	$220,010

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Statements of Operations
(Unaudited) (Presented in US Dollars)

For the Three Months Ended December 31	2008	2007

Revenues - petroleum and natural gas	$59,469	$-

Operating expenses
Lease and royalties	27,356	-
Depletion and accretion	28,514	-
Depreciation	1,047	-
	56,917	-

Operating margin	2,552	-

Administrative expenses - schedule	41,628	33,412

Loss before income taxes	(39,076)	(33,412)

Income taxes expense (recovery)
Current	-	-
Deferred	(7,390)	-
	(7,390)	-

Net loss	(31,686)	(33,412)

Other comprehensive income (loss)
Foreign currency translation	(52,024)	-

Comprehensive loss	$(83,710)	$(33,412)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	8,847,000	7,300,000

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Schedules of Administrative Expenses
(Unaudited) (Presented in US Dollars)

For the Three Months Ended December 31	2008	2007

Accounting and audit	$16,540	$8,418
Bank charges and interest	5,166	140
Consulting fees	2,475	-
Directors’ fees	6,000	6,000
Filing fees, dues and subscriptions	156	1,910
Foreign exchange (gain) loss	(3,593)	4,726
Legal	180	576
Office and administration	11,996	8,071
Promotion and travel	2,108	2,971
Transfer agent	600	600
	$41,628	$33,412

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

For the Three Months Ended December 31	2008	2007

Cash flows from operating activities
Net loss	$(31,686)	$(33,412)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange	-	4,726
Depletion and accretion	28,514	-
Depreciation	1,047	-
Deferred income taxes	(7,390)	-
Changes in operating assets and liabilities
Accounts receivable	11,979	-
Prepaid expenses	4,280
Accounts payable and accrued liabilities	(46,618)	5,114
Income taxes payable	(1,693)	-
	(41,567)	(23,572)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	-	60,000

Effect of exchange rate changes on cash	(12,848)	(2,808)

Net increase in cash	(54,415)	33,620

Cash at beginning of the period	131,100	45,649

Cash at end of the period	$76,685	$79,269

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

1.	Nature of operations and going concern

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

As of December 31, 2008, we had cash on hand of $76,685 and negative working capital of $198,102.  We do not anticipate present oil and gas revenues will be sufficient to pay ongoing general and administrative expenses for the next year nor pay the debenture payments of $110,835, nor the $20,000 payment due to the vendor of the Wheaton River mineral property in September 2009. We will need to obtain additional financing in order to continue our plan of operations.

We believe that debt financing will not be a feasible alternative, as we do not have sufficient unencumbered tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and nor can we provide investors with any assurance that we will be able to raise sufficient funding from such potential equity financings.  In the absence of such financing, we will not be able to continue exploration or development of our mineral claims and oil and gas property interests and our business plan will then fail. Even if we are successful in obtaining equity financing to fund possible in field drilling of the oil and gas properties, as well as other operational costs and short term debt obligations, there is no assurance of success from such drilling activities.  There is a significant risk any future in field drilling of our oil and gas properties may not be successful and that we may not be able to meet other obligations. In the event we are not able to obtain additional financing, we will be forced to abandon our mineral claims and may lose our oil and gas properties, should we default on the terms of the secured debenture issued as part of the acquisition terms.

Should such a situation arise, we may consider entering into a joint venture arrangement to provide the required funding to meet the debt obligations and possibly continue development of the oil and gas properties. We have not undertaken any efforts to locate a joint venture partner. Even if we elect to pursue a joint venture partner, there is no assurance that any other party would want to enter into a joint venture agreement with us. If we enter into a joint venture agreement, we would likely have to assign a percentage of our interest in the oil and gas properties to our joint venture partner.

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

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

2.	Basis of presentation

The interim financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2008, except as noted below, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the period presented is not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited, except for the balance sheet at September 30, 2008, which has been derived from the audited consolidated financial statements at that date.

Recently adopted accounting pronouncements

Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of SFAS 157 has not had any impact on the Company’s financial position, results of operations, or cash flows.

Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. The adoption of SFAS 159 has not had any impact on the Company’s financial position, results of operations, or cash flows.

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

The Purchase Price of $760,849 ($775,000 CDN) represents the fair value of the acquired oil and gas assets. The fair value of the net assets acquired was:

Current assets	$144,816
Proved petroleum and natural gas properties	997,964
Tangible production equipment	18,618
Liabilities assumed	(400,549)

Net Assets Acquired	$760,849

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

3.	Share purchase agreement (continued)

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

The original terms of the Debenture required a principal payment on January 2, 2009, of either $125,000 CDN plus the quarterly interest otherwise due for the quarter ended December 31, 2008, or the prepayment of $350,000 CDN Debenture total plus the quarterly interest otherwise due for the quarter ended December 31, 2008 together with an additional interest payment calculated as the amount that accrued on the Debenture balance for the two (2) quarters ending December 31, 2008.   Subsequent to December 31, 2008 the Vendor and the Company agreed to modify the terms of the Debenture such that effective January 1, 2009, accrued interest is payable monthly as detailed above, and to replace the principal payment due on January 2, 2009 for $125,000 CDN with the following payments:

Date	Amount ($ CDN)	Amount ($US)
January 14, 2009 (paid subsequently)	$25,000	$20,525
March 31, 2009	50,000	41,050
June 30, 2009	50,000	41,050
Current portion	125,000	102,625

Remaining original payments
January 2, 2010	125,000	102,625
January 2, 2011	100,000	82,100

Total debenture payable December 31, 2008	350,000	287,350

Additional fee payable under modified terms	10,000	8,210

Total Debenture payable subsequent	$360,000	$295,560

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

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

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

5.	Equipment

	As at December 31, 2008
	Cost	Accumulated Amortization	Net Book Value

Tangible production equipment	$15,569	$2,725	$12,844

6.	Asset retirement obligations

The total future asset retirement obligation was estimated based on the Company’s net ownership interest in all oil and gas properties, the estimated cost to abandon and reclaim the properties, and the estimated timing of the cost to be incurred in future periods. The total undiscounted amount of the estimated future cash flows required to settle the retirement obligation is approximately $49,424 which will be incurred during the years 2012 through 2034. A credit adjusted risk free rate of 6.5 percent was used to calculate the fair value of the asset retirement obligation.

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

7.	Related party transactions

a)	During the period ended December 31, 2008, directors’ fees of $6,000 (2007 - $6,000) were paid or accrued to two Directors of the Company.

b)	During the period ended December 31, 2008, office and administration fees and management fees of $10,725 (2007 - $7,200) were paid to corporations controlled by a Director of the Company.

c)
At December 31, 2008, $37,392 (2007 - $23,370) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

8.	Share purchase warrants

As of December 31, 2008, 1,397,000 (September 30, 2008 – 1,397,000) share purchase warrants are outstanding, with an exercise price of $0.75 per share and which expire on May 20, 2009.

9.	Supplemental disclosure with respect to cash flows

Supplemental cash flow information for the three months ended December 31 is as follows:

	2008	2007

Interest paid	$5,053	$-
Income taxes paid	$2,346	$-

10.	Segmented disclosure

The Company has two operating segments, both located in Canada: an inactive mineral exploration project in the Yukon Territory and recently acquired oil and gas production and development in Alberta. All plant and equipment assets of the Company are located in Canada.

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

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

At December 31, 2008 the Company had the following financial assets and liabilities denominated in Canadian dollars:

CDN Dollars
Cash	$86,347
Receivables	$45,910
Accounts payable and accrued liabilities	$190,416
Debenture payable	$360,000

At December 31, 2008 CDN dollar amounts were converted at a rate of $0.821 Canadian dollars to $1.00 US dollar.

12.	Commitments

On June 18, 2008, and as amended January 7, 2009, the Company entered into a Management Agreement with Kerrisdale Consulting Inc. (“KCI”) with an effective date of January 1, 2008 whereby KCI would provide ongoing senior and geological and management operations services to the Company for a monthly fee of $1,000 CDN per month, terminating on December 31, 2009.

In addition, pursuant to the provisions of the Agreement (see Note 3), the Company agreed to pay KCI $500 CDN per month for a period of two years commencing January 1, 2008, as rent pursuant to a sublease by the Company of office space located in Calgary, Alberta, Canada.

Item 2       Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Scout” mean Scout Exploration, Inc. and its subsidiaries, unless the context clearly requires otherwise.

Current Business

We are a junior oil and gas producing company.  Over the next year our plan of operations is to complete the following objectives, subject to our obtaining the necessary funding for the continued exploration and possible further development of our resource properties, both mineral and oil and gas:

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

•	We owe the vendor of the Wheaton River property an additional $20,000, which is due and payable on or before September 30, 2009.

Results of operations

Revenues for the three months ended December 31, 2008 were $59,469 as compared to $Nil for the three months ended December 31, 2007.  Prior to the acquisition of our subsidiary, Kerrisdale Resources Ltd. (“Kerrisdale”), which closed on June 18, 2008, we had no source of revenues.

Administrative expenses for the three months ended December 31, 2008 were $41,628 as compared to $33,412 for the three months ended December 31, 2007.  The increase is a result of increased accounting and audit fees associated with our acquisition of Kerrisdale.

Liquidity and Capital Resources

As of December 31, 2008, we had cash on hand of $76,685 and negative working capital of $198,102, after including $110,835 debenture principal payments which are due and payable within one year (of which $28,000 (CDN$35,000) has been paid subsequent to December 31, 2008).

We do not anticipate present oil and gas revenues will be sufficient to pay ongoing general and administrative expenses for the next year nor pay the debenture payments of $110,835, nor the $20,000 payment due to the vendor of the Wheaton River mineral property in September 2009. We will need to obtain additional financing in order to continue our plan of operations.

We believe that debt financing will not be a feasible alternative, as we do not have sufficient unencumbered tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and nor can we provide investors with any assurance that we will be able to raise sufficient funding from such potential equity financings.  In the absence of such financing, we will not be able to continue exploration or development of our mineral claims and oil and gas property interests and our business plan will then fail. Even if we are successful in obtaining equity financing to fund possible in field drilling of its oil and gas properties, as well as other operational costs and short term debt obligations, there is no assurance of success from such drilling activities.  There is a significant risk any future in field drilling of our oil and gas properties may not be successful and that we may not be able to meet our other obligations. In the event we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and may lose our oil and gas properties, should we default on the terms of the secured debenture issued as part of the acquisition terms.

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

Item 3       Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4       Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; and inadequate segregation of duties consistent with control objectives.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function to address the lack of segregation of duties when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1       Legal Proceedings.

None.

Item 2       Unregistered Sales of Equity Securities.

None.

Item 3       Defaults upon Senior Securities.

None.

Item 4       Submission of Matters to a Vote of Security Holders.

None.

Item 5       Other Information.

None.

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

Date:  February 17, 2009

SCOUT EXPLORATION, INC.,
a Nevada corporation

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer