Form 10-K/A
period 2008-09-30
Scout Exploration, Inc
filed 2009-05-08
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
Amendment #1

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

Item 2. Description of Property

Our executive offices are located at 15707 Rockfield Boulevard, Suite 101, Irvine, California 92618. We also have 9 mineral claims in the Yukon Territory, as well as interests in oil and gas wells in Alberta and Saskatchewan.

Petroleum and Natural Gas Properties

Our petroleum and natural gas properties consist of 13 economic producing natural gas wells in the Atlee/Jenner and Hilda areas of southeastern Alberta, one natural gas well in the Viking Kinsella area of Alberta and override interests in 8 producing oil wells in the Ingoldsby and Morrisview areas of Saskatchewan.  Our interests vary from a 1% override interest to a 100% working interest.

Production

The average sales price per unit of production for the year ended September 30, 2008 are as follows:

Petroleum, per barrel	$54.98
Natural gas, per thousand cubic feet	$9.70

Reserves reported to other Agencies

None

Drilling Activity

We have not completed any drilling activity during the period covered by this report.

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

Results of operations

Petroleum and Natural Gas - Sales from petroleum and natural gas activities for the year ended September 30, 2008 were $117,893, as compared to $Nil for the year ended September 30, 2007.

Operating expenses related to petroleum and natural gas activities were $52,228 for the year ended September 30, 2008 as compared to $Nil for the year ended September 30, 2007.

Our sales of petroleum and natural gas commenced in June 2008, when we completed the acquisition of Kerrisdale.

Administrative Expenses – Administrative expenses were $427,043 for the year ended September 30, 2008 as compared to $131,869 for the year ended September 30, 2007.  The increase is principally due to legal, accounting and auditing costs associated with the acquisition of Kerrisdale.

Liquidity and Capital Resources - At September 30, 2008, the balance of our cash and cash equivalents was $131,100, and our accounts receivable and other current assets totaled $64,483. Our current liabilities exceed our current assets by $196,762, whereas at September 30, 2007, our working capital was a positive $5,206.

To fully carry out our business plans we need to raise additional capital.  We can give no assurance that we will be able to raise such capital. We have limited financial resources until such time that we are able to generate such additional financing or cash flow from operations. Our ability to establish profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration costs. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

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

As of September 30, 2008, management conducted an evaluation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are not effective as of September 30, 2008.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our Company intends to remediate the material weaknesses as set out below.

Based on management’s evaluation, we concluded our internal control over financial reporting was not effective as at September 30, 2008 due to inadequate segregation of duties and effective risk assessment; and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and adopt sufficient written policies and procedures for accounting and financial reporting. These remediation efforts are largely dependent upon securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected.

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

Changes in internal control over financial reporting

During the period covered by this report and as discussed herein, we entered the petroleum and natural gas business with the acquisition of Kerrisdale Resources Ltd.  This change in our business has resulted in an increase in the volume and the complexity of our financial reporting requirements.  To deal with this change, we have employed the use of additional staff and consultants.  As discussed above, we plan to take further additional steps to remediate existing weaknesses in our internal control over financial reporting.

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
Dated: May 8, 2009

By:    /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer

By:    /s/ Jason Walsh
Name:  Jason Walsh
Treasurer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated: May 8, 2009

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

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Scout Exploration, Inc.

We have audited the balance sheets of Scout Exploration, Inc. as at September 30, 2008 and 2007, and the statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

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

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

2.             Significant accounting policies (continued)

(m)	Stock based compensation

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

There were no options granted during the year ended September 30, 2008, nor since inception.

(n)	General and administrative expenses

General and administrative expenses are reported net of amounts reimbursed by working interest partners of the petroleum and natural gas properties operated by the Company and net of amounts capitalized pursuant to the successful efforts method of accounting.

(o)	Foreign currency transactions

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

(p)	Loss per share

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

Scout Exploration, Inc.
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

2.             Significant accounting policies (continued)

(q)	Recently issued accounting standards

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

c)
On May 20, 2008, the Company issued 1,397,000 units of a private placement offering at $0.40 per unit, with each unit comprising one common share and one share purchase warrant, entitling the holder thereof to purchase, at any time prior to May 20, 2009, for each one warrant held, one common share of the Company at a price of $0.75 per common share. Aggregate proceeds of $558,800 were raised from the Unit Offering, of which $23,000 was receivable from subscribers as of September 30, 2008.  In addition, the Company received $4,000 in subscriptions received in advance for 10,000 units which have not been issued as of September 30, 2008.

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

The Company has available unclaimed start up costs of approximately $667,000 for US income tax purposes, which may be carried forward to reduce taxable income in future years.   These losses expire as follows:

2019	$32,000
2020	4,000
2021	4,000
2022	3,000
2023	3,000
2024	3,000
2025	11,000
2026	85,000
2027	132,000
2028	390,000
$667,000

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
Notes to the Consolidated Financial Statements
(Presented in US dollars)

September 30, 2008 and 2007

15.           Supplemental Petroleum and Natural Gas Disclosures (Unaudited) (continued)

The following table presents the Company’s estimate of its net proved crude petroleum and natural gas reserves related to continuing operations. The Company’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by Guy Nowlin, P.Eng., an independent petroleum reserve engineer. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in Canada.

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