Form 10-Q
period 2009-03-31
Scout Exploration, Inc
filed 2009-05-20
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

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
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 19, 2009, there were 8,847,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

Scout Exploration, Inc.

Interim Consolidated Financial Statements
(Unaudited)

(presented in US dollars)

March 31, 2009

INDEX

Interim Consolidated Balance Sheets	4

Interim Consolidated Statements of Stockholders’ Equity	5

Interim Consolidated Statements of Operations	6

Interim Consolidated Schedules of Administrative Expenses	7

Interim Consolidated Statements of Cash Flows	8

Notes to the Interim Consolidated Financial Statements	9 - 14

Scout Exploration, Inc.
Interim Consolidated Balance Sheets
(Unaudited) (Presented in US Dollars)

	March 31, 2009	September 30, 2008
	(Unaudited)
Assets
Current
Cash	$16,996	$131,100
Receivables	24,750	57,015
Prepaid expenses	2,679	7,468
	44,425	195,583
Resource properties (Note 4)	733,735	932,900
Equipment (Note 5)	11,398	15,959
	$789,558	$1,144,442

Liabilities
Current
Accounts payable and accrued liabilities	$160,453	$264,563
Debenture payable - current portion (Note 3)	178,380	122,000
Income taxes payable	694	5,782
Due to related parties (Note 7)	10,440	-
	349,967	392,345
Debenture payable (Note 3)	79,280	208,225
Deferred income taxes	158,368	211,797
Asset retirement obligations (Note 6)	23,826	28,355
	611,441	840,722
Stockholders' Equity
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2008 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,847,000 (September 30, 2008 - 8,847,000)	8,847	8,847
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(23,000)	(23,000)
Additional paid in capital	981,953	981,953
Accumulated deficit	(708,234)	(645,722)
Accumulated other comprehensive loss	(85,549)	(22,458)
	178,117	303,720
	$789,558	$1,144,442

Going Concern (Note 1)
Commitments (Note 12)

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Statements of Stockholders' Equity
(Unaudited) (Presented in US Dollars)

							Accumulated
	Shares of		Additional	Subscriptions			other	Total
	common	Capital	paid-in	received	Subscriptions	Accumulated	comprehensive	Stockholders'
	stock	stock	capital	in advance	receivable	Deficit	loss	Equity

Balance September 30, 2007	7,300,000	$7,300	$349,700	$100	$(75,000)	$(276,894)	$-	$5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	-	75,000
Issuance of common stock for for consulting services	150,000	150	74,850	-	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	-	539,800
Net loss	-	-	-	-	-	(368,828)	-	(368,828)
Foreign currency translation	-	-	-	-	-	-	(22,458)	(22,458)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(645,722)	(22,458)	303,720
Net loss	-	-	-	-	-	(62,512)	-	(62,512)
Foreign currency translation	-	-	-	-	-	-	(63,091)	(63,091)
Balance March 31, 2009	8,847,000	$8,847	$981,953	$4,100	$(23,000)	$(708,234)	$(85,549)	$178,117

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Statements of Operations
(Unaudited) (Presented in US Dollars)

	Three Months ended March 31		Six Months ended March 31
	2009	2008	2009	2008

Revenues - petroleum and natural gas	$44,066	$-	$103,535	$-

Operating expenses
Lease and royalties	12,792	-	40,148	-
Depletion and accretion	23,270	-	51,784	-
Depreciation	1,018	-	2,065	-
	37,080	-	93,997	-

Operating margin	6,986	-	9,538	-

Administrative expenses - schedule	50,548	127,123	92,176	160,535

Loss before income taxes	(43,562)	(127,123)	(82,638)	(160,535)

Income taxes expense (recovery)
Current	-	-	-	-
Deferred	(12,736)	-	(20,126)	-
	(12,736)	-	(20,126)	-

Net loss	(30,826)	(127,123)	(62,512)	(160,535)

Other comprehensive income (loss)
Foreign currency translation	(11,067)	-	(63,091)	-

Comprehensive loss	$(41,893)	$(127,123)	$(125,603)	$(160,535)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding	8,847,000	7,300,000	8,847,000	7,300,000

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Schedules of Administrative Expenses
(Unaudited) (Presented in US Dollars)

	Three Months ended March 31		Six Months ended March 31
	2009	2008	2009	2008

Accounting and audit	$6,707	$5,713	$23,247	$14,131
Bank charges and interest	12,560	137	17,726	277
Consulting fees	2,409	83,904	4,884	83,904
Directors’ fees	6,000	6,000	12,000	12,000
Filing fees, dues and subscriptions	4,231	-	4,387	1,910
Foreign exchange (gain) loss	(888)	(205)	(4,481)	4,521
Legal	2,952	4,972	3,132	5,548
Office and administration	16,342	15,103	28,338	23,174
Promotion and travel	(365)	11,299	1,743	14,270
Transfer agent	600	200	1,200	800
	$50,548	$127,123	$92,176	$160,535

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Three Months ended March 31		Six Months ended March 31
	2009	2008	2009	2008

Cash flows from operating activities
Net loss	$(30,826)	$(127,123)	$(62,512)	$(160,535)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized foreign exchange	-	205	-	4,521
Depletion and accretion	23,270	-	51,784	-
Depreciation	1,018	-	2,065	-
Deferred income taxes	(12,736)	-	(20,126)	-
Accrued finance charge on debenture	8,031	-	8,031	-
Expenses settled by shares	-	75,000	-	75,000
Changes in operating assets and liabilities
Accounts receivable	11,802	-	23,781	-
Prepaid expenses	-	4,280	4,280	4,280
Accounts payable and accrued liabilities	(37,719)	11,152	(84,337)	16,676
Income taxes payable	(2,583)	-	(4,276)	-
	(40,773)	(36,486)	(82,340)	(60,058)

Cash flows from investing activities
Deposit	-	(23,747)	-	(23,747)
Resource property costs	(217)	-	(217)	-
	(217)	(23,747)	(217)	(23,747)
Cash flows from financing activities
Proceeds from Issuance of common stock	-	-	-	60,000
Advances from related parties	10,440	-	10,440	-
Debenture repayment	(28,109)	-	(28,109)	-
	(17,669)	-	(17,669)	60,000

Effect of exchange rate changes on cash	(2,060)	(2,332)	(14,908)	(5,140)

Net decrease in cash	(59,689)	(62,565)	(114,104)	(28,945)

Cash at beginning of the period	76,685	79,269	131,100	45,649

Cash at end of the period	$16,996	$16,704	$16,996	$16,704

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2009

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

As of March 31, 2009, we had cash on hand of $16,996 and negative working capital of $305,542.  We do not anticipate present oil and gas revenues will be sufficient to pay ongoing general and administrative expenses for the next year nor pay the debenture payments of $178,380, nor the $20,000 payment due to the vendor of the Wheaton River mineral property in September 2009. We will need to obtain additional financing in order to continue our plan of operations.

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

March 31, 2009

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

March 31, 2009

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

The original terms of the Debenture required a principal payment on January 2, 2009, of either $125,000 CDN plus the quarterly interest otherwise due for the quarter ended December 31, 2008, or the prepayment of $350,000 CDN Debenture total plus the quarterly interest otherwise due for the quarter ended December 31, 2008 together with an additional interest payment calculated as the amount that accrued on the Debenture balance for the two (2) quarters ending December 31, 2008.   During the current fiscal period, the Vendor and the Company agreed to modify the terms of the Debenture such that effective January 1, 2009, accrued interest is payable monthly as detailed above, and to replace the principal payment due on January 2, 2009 for $125,000 CDN with three payments totaling $135,000 CDN, of which $28,109 ($35,000 CDN) has been paid.  Remaining payments under the modified terms are as follows:

Date	Amount ($ CDN)	Amount ($US)

March 31, 2009	$50,000	$39,640
June 30, 2009	50,000	39,640
January 2, 2010	125,000	99,100
January 2, 2011	100,000	79,280

Total Debenture payable	$325,000	$257,660

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

March 31, 2009

4.	Resource properties

Petroleum and Natural Gas Properties

Pursuant to the terms of the purchase agreement as more fully described in Note 3, the Company has varying working interests, from 6% to 100%, in fourteen (14) natural gas wells located in Alberta and eight (8) crude petroleum wells located in Saskatchewan. The cost of these producing wells is recorded at the apportioned purchase price paid by the Company as more fully described in Note 3.

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

5.	Equipment

	As at March 31, 2009
	Cost	Accumulated Amortization	Net Book Value

Tangible production equipment	$15,035	$3,637	$11,398

6.	Asset retirement obligations

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

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2009

7.	Related party transactions

a)	During the six months ended March 31, 2009, directors’ fees of $12,000 (2008 - $12,000) were paid or accrued to two Directors of the Company.

b)	During the six months ended March 31, 2009, office and administration fees and management fees of $17,437 (2008 - $14,794) were paid or accrued to corporations controlled by a Director of the Company.

c)
At March 31, 2009, $42,909 (2008 - $31,245) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
During the three months ended March 31, 2009 directors of the Company advanced a total of $10,440 to the Company.  The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

8.	Share purchase warrants

As of March 31, 2009, 1,397,000 (September 30, 2008 – 1,397,000) share purchase warrants are outstanding, with an exercise price of $0.75 per share and which expire on May 20, 2009.

9.	Supplemental disclosure with respect to cash flows

Supplemental cash flow information for the six months ended March 31 is as follows:

	2009	2008
Interest paid	$17,661	$-
Income taxes paid	$5,088	$-

10.	Segmented disclosure

The Company has two operating segments, both located in Canada: an inactive mineral exploration project in the Yukon Territory and recently acquired oil and gas production and development in Alberta. All plant and equipment assets of the Company are located in Canada.

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2009

11.	Financial instruments and risk management

a)	Fair value

The Company’s financial instruments include cash, receivables, accounts payable, accrued liabilities, amounts due to related parties and debenture payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

At March 31, 2009 the Company had the following financial assets and liabilities denominated in Canadian dollars:

CDN Dollars
Cash	$19,387
Receivables	$31,219
Accounts payable and accrued liabilities	$139,026
Debenture payable	$325,000

At March 31, 2009 CDN dollar amounts were converted at a rate of $1.2614 Canadian dollars to $1.00 US dollar.

12.	Commitments

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

13.	Subsequent event

Subsequent to March 31, 2009, the Company was notified by the Vendor of KRL that we were in default of the terms of the amended Share Purchase Agreement for failing to make the payment scheduled for March 31, 2009 in the amount of $50,000 CDN.  We are in the process of negotiating a resolution and settlement of the dispute.

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

Results of operations

Revenues for the six months ended March 31, 2009 were $103,535 as compared to $Nil for the six months ended March 31, 2008.  Prior to the acquisition of our subsidiary, Kerrisdale Resources Ltd. (“Kerrisdale”), which closed on June 18, 2008, we had no source of revenues.

Administrative expenses for the six months ended March 31, 2009 were $92,176 as compared to $160,535 for the six months ended March 31, 2008.  The decrease is a result of decreased consulting fees associated with our acquisition of Kerrisdale that took place in 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had cash on hand of $16,996 and negative working capital of $305,542, after including $178,380 debenture principal payments which are due and payable within one year.

We do not anticipate present oil and gas revenues will be sufficient to pay ongoing general and administrative expenses for the next year nor pay the debenture payments of $178,380, nor the $20,000 payment due to the vendor of the Wheaton River mineral property in September 2009. We will need to obtain additional financing in order to continue our plan of operations.

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

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings.

None.

Item 2	Unregistered Sales of Equity Securities.

None.

Item 3	Defaults upon Senior Securities.

On or about April 15, 2009, we were notified by Brian C. Mahood that, in the opinion of Mr. Mahood, we were in default of that certain written (i) Share Purchase Agreement among Mr. Mahood, Kerrisdale Resources Ltd. (“Kerrisdale”), and us dated January 1, 2008, as amended on December 31, 2008 (the “Purchase Agreement”), and

(ii) General Security Agreement among Kerrisdale and Mr. Mahood dated June 18, 2008 (the “Security Agreement”).  Additionally, on or about April 15, 2009, based upon that alleged default, Mr. Mahood demanded payment from us and Kerrisdale pursuant to the Purchase Agreement of Cdn$325,000.00 plus (i) interest accruing from and after April 1, 2009, and (ii) collection legal fees and expenses, which total Cdn$328,062.00.

The defaults alleged by Mr. Mahood are (i) the failure to pay to Mr. Mahood on March 31, 2009, a payment in the amount of Cdn$50,000.00 and (ii) Kerrisdale used certain funds, which are included in the definition of “Collateral” in the Security Agreement, to pay, directly or indirectly, certain obligations that were not Kerrisdale’s, but, rather, ours.

We have informed Mr. Mahood that we deny and reject the claims of defaults regarding the payment of those funds for our obligations.  Additionally, we have informed Mr. Mahood that the cash from the operations of Kerrisdale is insufficient to pay the amounts payable to Mr. Mahood pursuant to the Purchase Agreement.

We are in the process of negotiating a resolution and settlement of the dispute among Mr. Mahood, Kerrisdale, and us regarding the transaction contemplated by the Purchase Agreement.  We anticipate that such dispute may be resolved and settled soon.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

Item 5	Other Information.

None.

Item 6	Exhibits

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2009

SCOUT EXPLORATION, INC.,
a Nevada corporation

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer