Form 10-Q
period 2009-06-30
Scout Exploration, Inc
filed 2009-08-19
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 17, 2009 there were 8,847,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1       Financial Statements

Scout Exploration, Inc.

Interim Consolidated Financial Statements
(Unaudited)

(presented in US dollars)

June 30, 2009

Scout Exploration, Inc.
Interim Consolidated Balance Sheets
(Unaudited) (Presented in US Dollars)

	June 30, 2009	September 30, 2008
	(Unaudited)

Assets
Current
Cash	$4,960	$131,100
Receivables	-	57,015
Prepaid expenses	-	7,468
	4,960	195,583
Resource properties (Notes 3 and 4)	-	932,900
Equipment	-	15,959
	$4,960	$1,144,442

Liabilities
Current
Accounts payable and accrued liabilities	$139,506	$264,563
Debenture payable - current portion	-	122,000
Income taxes payable	-	5,782
Due to related parties (Note 5)	21,628	-
	161,134	392,345
Debenture payable	-	208,225
Deferred income taxes	-	211,797
Asset retirement obligations	-	28,355
	161,134	840,722

Stockholders' Equity
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2008 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,847,000 (September 30, 2008 - 8,847,000)	8,847	8,847
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(5,246)	(23,000)
Additional paid in capital	981,953	981,953
Accumulated deficit	(1,145,828)	(645,722)
Accumulated other comprehensive loss	-	(22,458)
	(156,174)	303,720

	$4,960	$1,144,442

Going Concern (Note 1)

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Statements of Stockholders' Equity
(Unaudited) (Presented in US Dollars)

							Accumulated
	Shares of		Additional	Subscriptions			other	Total
	common	Capital	paid-in	received	Subscriptions	Accumulated	comprehensive	Stockholders'
	stock	stock	capital	in advance	receivable	deficit	loss	Equity

Balance September 30, 2007	7,300,000	$7,300	$349,700	$100	$(75,000)	$(276,894)	$-	$5,206
Cash received for subscriptions
receivable	-	-	-	-	75,000	-	-	75,000
Issuance of common stock for
for consulting services	150,000	150	74,850	-	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	-	539,800
Net loss	-	-	-	-	-	(368,828)	-	(368,828)
Foreign currency translation	-	-	-	-	-	-	(22,458)	(22,458)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(645,722)	(22,458)	303,720
Cash received for subscriptions
receivable	-	-	-	-	17,754	-	-	17,754
Net loss	-	-	-	-	-	(500,106)	-	(500,106)
Foreign currency translation	-	-	-	-	-	-	22,458	22,458
Balance June 30, 2009	8,847,000	$8,847	$981,953	$4,100	$(5,246)	$(1,145,828)	$-	$(156,174)

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Statements of Operations
(Unaudited) (Presented in US Dollars)

	Three Months ended June 30		Nine Months ended June 30
	2009	2008	2009	2008

Administrative expenses - schedule	$39,177	$58,260	$76,557	$218,795

Loss from continuing operations	(39,177)	(58,260)	(76,557)	(218,795)

Discontinued operations (Note 3)
Earnings (loss) from discontinued operations	-	4,697	(25,132)	4,697
Loss on disposal	(398,417)	-	(398,417)	-
	(398,417)	4,697	(423,549)	4,697

Net loss	(437,594)	(53,563)	(500,106)	(214,098)

Other comprehensive income
Foreign currency translation	85,549	-	22,458	-

Comprehensive loss	$(352,045)	$(53,563)	$(477,648)	$(214,098)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Discontinued operations	(0.05)	0.00	(0.05)	0.00
Net loss	$(0.05)	$(0.01)	$(0.06)	$(0.03)

Basic and diluted weighted average shares outstanding	8,847,000	8,058,016	8,847,000	7,563,246

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Schedules of Administrative Expenses
(Unaudited) (Presented in US Dollars)

	Three Months ended June 30		Nine Months ended June 30
	2009	2008	2009	2008

Accounting and audit	$19,753	$2,320	$24,262	$16,451
Bank charges and interest	64	271	234	548
Consulting fees	869	-	869	83,904
Directors’ fees	6,000	6,000	18,000	18,000
Filing fees, dues and subscriptions	1,004	837	5,391	2,912
Foreign exchange (gain) loss	1,398	5,180	(3,083)	9,701
Legal	-	7,632	270	13,180
Office and administration	9,189	12,748	26,905	31,938
Promotion and travel	300	23,072	1,909	41,161
Transfer agent	600	200	1,800	1,000
	$39,177	$58,260	$76,557	$218,795

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Interim Consolidated Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Three Months ended June 30		Nine Months ended June 30
	2009	2008	2009	2008

Cash flows from operating activities
Net loss	$(437,594)	$(127,123)	$(500,106)	$(160,535)
Adjustments to reconcile net loss to net cash
used in operating activities
Unrealized foreign exchange	-	205	-	4,521
Depletion and accretion	-	-	-	-
Depreciation	-	-	-	-
Deferred income taxes	-	-	-	-
Accrued finance charge on debenture	-	-	-	-
Expenses settled by shares	-	75,000	-	75,000
Loss on disposal of subsidiary	398,417	-	423,549	-
Changes in operating assets and liabilities
Accounts receivable	-	-	-	-
Prepaid expenses	-	4,280	4,280	4,280
Accounts payable and accrued liabilities	13,523	11,152	6,294	16,676
Income taxes payable	-	-	-	-
	(25,654)	(36,486)	(65,983)	(60,058)

Cash flows from investing activities
Disposal of subsidiary, net of cash disposed	(15,324)	-	(99,539)	-
Deposit	-	(23,747)	-	(23,747)
Resource property costs	-	-	-	-
	(15,324)	(23,747)	(99,539)	(23,747)

Cash flows from financing activities
Proceeds from issuance of common stock	17,754	-	17,754	60,000
Advances from related parties	11,188	-	21,628	-
Debenture repayment	-	-	-	-
	28,942	-	39,382	60,000

Effect of exchange rate changes on cash	-	(2,332)	-	(5,140)

Net decrease in cash	(12,036)	(62,565)	(126,140)	(28,945)

Cash at beginning of the period	16,996	79,269	131,100	45,649

Cash at end of the period	$4,960	$16,704	$4,960	$16,704

Supplemental disclosure with respect to cash flows (Note 7)

The accompanying notes are an integral part of the interim consolidated financial statements.

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2009

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

On June 2, 2009 pursuant to a letter of intent (the “LOI”), the Company offered to purchase the rights to certain commercial products from Water Wise Environmental Solutions in consideration for issuance of 4,000,000 shares of the Company. The LOI contemplates the parties entering into a formal agreement by September 30, 2009.

As of June 30, 2009, we had cash on hand of $4,960 and negative working capital of $156,174. We will need to obtain additional financing in order to continue our plan of operations.

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

June 30, 2009

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

On June 18, 2008, and subsequently amended, the Company entered into a Share Purchase Agreement with Brian Mahood, defined therein as the “Vendor”, whereby the Vendor agreed to sell 100% of the issued and outstanding Class A Voting Shares of Kerrisdale Resources Ltd. (“KRL”), an Alberta corporation, to the Company (the “Agreement”) with an effective date of January 1, 2008.

The purchase price for the shares was $760,849 ($775,000 CDN) (the “Purchase Price”) comprised of $24,543 ($25,000 CDN) paid in cash to the Vendor at the time of signing the January 28, 2008 Letter of Intent, $392,696 ($400,000 CDN) paid to the Vendor on Closing Date of June 18, 2008, and the issuance of a $343,610 ($350,000 CDN) debenture (the “Debenture”) to the Vendor with a maturity date of December 31, 2010, bearing interest at 6.75%. The Debenture was secured by a first charge on all of KRL’s assets. The agreement was subsequently amended such that the Debenture was increased to $360,000 CDN, of which $28,109 ($35,000 CDN) has been paid.

During the current period, the Vendor notified the Company that in the Vendor’s opinion, the Company was in default of the Agreement, and demanded payment of $325,000.00 CDN plus interest and legal fees and expenses. Due to declines in the market price of petroleum and natural gas that have occurred since the acquisition of KRL, the cash flow from operations of KRL has not been sufficient to meet the payments required under the Agreement.

As a result of these factors, pursuant to a Settlement, Share Sale and Release Agreement, the Company agreed to sell 100% of its interest in KRL back to the Vendor for consideration of $1 and release both parties from all obligations under the original and amended share purchase agreements, with an effective date of April 1, 2009 and a closing date of June 30, 2009.

Details of the amount reported as discontinued operations for the nine months ended June 30, 2009 are as follows:

Petroleum and natural gas revenues	$103,534
Loss before income taxes	$(45,257)

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2009

Resource properties

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

4.	Related party transactions

a)	During the nine months ended June 30, 2009, directors’ fees of $18,000 (2008 - $18,000) were paid or accrued to two Directors of the Company.

b)	During the nine months ended June 30, 2009, office and administration fees and management fees of $26,624 (2008 - $25,504) were paid or accrued to corporations controlled by a Director of the Company.

c)
At June 30, 2009, $46,755 (2008 - $Nil) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
During the nine months ended June 30, 2009 directors of the Company advanced a total of $21,628 to the Company. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

5.	Share purchase warrants

On May 20, 2009 1,397,000 share purchase warrants expired without having been exercised. As of June 30, 2009, Nil (September 30, 2008 – 1,397,000) share purchase warrants are outstanding.

6.	Supplemental disclosure with respect to cash flows

Supplemental cash flow information for the nine months ended June 30 is as follows:

	2009	2008

Interest paid	$17,661	$-
Income taxes paid	$5,088	$-

Scout Exploration, Inc.
Notes to the Interim Consolidated Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2009

7.	Financial instruments and risk management

a)	Fair value

The Company’s financial instruments include cash, accounts payable, accrued liabilities and amounts due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

At June 30, 2009 the Company had a minimal amount of bank indebtedness and $50,185 in accounts payable denominated in Canadian dollars. At June 30, 2009 CDN dollar amounts were converted at a rate of $1.16 Canadian dollars to $1.00 US dollar.

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

Current Business

Effective on April 1, 2009, pursuant to a settlement, share sale and release agreement, we agreed to sell our 100% interest in Kerrisdale Resources Ltd. (“Kerrisdale”) back to the original vendor for consideration of $1 and release of both parties from all obligations under the original and amended share purchase agreements.

On June 2, 2009 we entered into a letter of intent to purchase the rights to certain commercial products from Water Wise Environmental Solutions in consideration for issuance of 4,000,000 shares of our common stock, to be issued in four tranches of 1,000,000 each, shares based on meeting certain performance objectives, including raising a minimum of $250,000 by September 30, 2009. Water Wise Environmental Solutions is a research and development and marketing company, focused on creating products that deal with the water shortage issues the world is currently facing.

Results of operations

Administrative expenses for the nine months ended June 30, 2009 were $76,557 as compared to $218,795 for the nine months ended June 30, 2008. The decrease is a result of decreased consulting fees associated with our acquisition of Kerrisdale that took place in 2008.

Discontinued operations represent the oil and gas production operations of our formerly 100% owned subsidiary Kerrisdale which was disposed of with an effective date of April 1, 2009 as discussed above under current business.

Liquidity and Capital Resources

As of June 30, 2009, we had cash on hand of $4,960 and negative working capital of $156,174. We will need to obtain additional financing in order to continue our plan of operations.

We believe that debt financing will not be a feasible alternative, as we do not have sufficient unencumbered tangible assets to secure any debt financing. We anticipate that additional financing will be financing from the sale of our common stock. However, we do not have any financing arranged, and nor can we provide investors with any assurance that we will be able to raise sufficient funding from such potential financings. In the absence of such financing, we will not be able to continue our operations and our business plan will then fail.

Future Financing

We anticipate we will continue to rely on sales of our common stock to finance our business operations. Issuances of such additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our common stock or arrange for debt or other financing to fund our planned activities.

Item 3       Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T     Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of June 30, 2009, our management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were (i) lack of a functioning audit committee, due to a lack of a majority of independent members; (ii) a lack of a majority of outside directors on our board of directors; and (iii) inadequate segregation of duties consistent with control objectives.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function to address the lack of segregation of duties, when funds are available to us. We plan to appoint one or more outside directors to our board of directors, who shall be appointed to an audit committee, resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by our management, when funds are available to us.

The remediation efforts set out above are largely dependent upon us receiving additional financing to pay the costs of implementing the changes required. If we are unsuccessful in securing such financing, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 17, 2009

SCOUT EXPLORATION, INC.,
a Nevada corporation

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer