Form 10-K/A
period 2008-09-30
Scout Exploration, Inc
filed 2012-08-14
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended: September 30, 2008

☐   Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from _____________ to ______________

Commission File Number: 0 - 52280

SCOUT EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0504670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

609-475 Howe Street, Vancouver, BC V6C 2B3
(Address of principal executive offices)

(949) 265-7717
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐   No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $783,700 based on the last sale price of our common stock of $0.10 on December 31, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐     No ☐ N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,947,000 shares of Common Stock, par value $.001, as of August 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

Explanatory Note: The purpose of this Amendment to the report on Form 10-K for the year ended September 30, 2008, is to disclose the company’s financial statements which have been restated to reflect the Company’s investment in Kerrisdale Resources Limited (“KRL”), which was originally accounted for as a controlled subsidiary, but on review of the terms of the purchase agreement, we have determined that KRL was not controlled and is accounted for herein using the equity method.

PART I

Item 1. Business

General

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

Our principal executive office is located at 609-475 Howe Street, Vancouver, BC V6C 2B3. Our phone number is (949) 265-7717. Our Internet address is http://www.scoutexploration.com. Information on our website is not, however, part of this report.

Purchase of Kerrisdale Resources Ltd.

On June 18, 2008, and subsequently amended, the Company entered into a Share Purchase Agreement with Brian Mahood, (the “Vendor”), whereby the Vendor agreed to sell 100% of the issued and outstanding Class A Voting Shares of Kerrisdale Resources Ltd. (“KRL”), an Alberta corporation, to the Company (the “Agreement”) with an effective date of January 1, 2008.

The purchase price for the shares was $760,849 ($775,000 CDN) (the “Purchase Price”) comprised of $24,543 ($25,000 CDN) paid in cash to the Vendor at the time of signing the January 28, 2008 Letter of Intent, $392,696 ($400,000 CDN) paid to the Vendor on Closing Date of June 18, 2008, and the issuance by KRL of a $343,610 ($350,000 CDN) debenture (the “Debenture”) to the Vendor with a maturity date of December 31, 2010, bearing interest at 6.75%. The Debenture was secured by a first charge on all of KRL’s assets. The agreement was subsequently amended such that the Debenture was increased to $360,000 CDN, of which $28,109 ($35,000 CDN) has been paid subsequent to June 30, 2008.

Subsequent to June 30, 2008, the Vendor notified the Company that in the Vendor’s opinion, the Company was in default of the Agreement, and demanded payment of $325,000.00 CDN plus interest and legal fees and expenses. Due to declines in the market price of petroleum and natural gas that have occurred since the acquisition of KRL, the cash flow from operations of KRL has not been sufficient to meet the payments required under the Agreement.

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

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other junior and senior mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Governmental Regulations

Mineral resource exploration operations are subject to various federal, provincial and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds and taxation. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 2. Properties

Our executive offices are located at 609-475 Howe Street, Vancouver, BC V6C 2B3. We also have 9 mineral claims in the Yukon Territory described above under Description of Business.

Item 3. Legal Proceedings

We are not, and have not been during the period covered by this report, a party to any legal proceedings.

Item 4. (Removed and Reserved)

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

●	We would not be able to pay our debts as they become due in the usual course of business; or

●
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

We used most of the proceeds from the private placement offering to fund the acquisition of Kerrisdale with $392,696 ($400,000 CDN) in cash, with an additional $343,610 ($350,000 CDN) evidenced by and secured by the Security Agreement. Pursuant to the provisions of the Security Agreement, the secured amount was due and payable in installments during the period January 2, 2009, through January 3, 2011. The amount secured by the Security Agreement accrued interest at 6.75% per annum, and interest was payable quarterly commencing June 30, 2008. The balance of the proceeds from the private placement was used to fund ongoing general and administrative expenses and to supplement working capital.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operations

During the fiscal year ended September 30, 2012 our plan of operations is to review our existing mineral property, evaluate potential acquisitions of additional mineral properties, and secure financing for the Company to carry out its operations.

As of September 30, 2008, we had cash on hand of $31,560 and negative working capital of $101,652.

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

We used most of the proceeds from the private placement offering to fund the acquisition of Kerrisdale Resources Ltd. with $ 392,696 ($400,000 CDN ) in cash, with an additional $343,610 ($350,000 CDN) evidenced by and secured by a General Security Agreement by and among Kerrisdale Resources Ltd. (“KRL”) and the vendor of KRL, Mr. Brian Mahood. The balance of the proceeds from the private placement was used to fund ongoing general and administrative expenses and to supplement working capital.

We will need to obtain additional financing in order to continue our plan of operations.

We believe that debt financing will not be a feasible alternative, as we do not have sufficient unencumbered tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and nor can we provide investors with any assurance that we will be able to raise sufficient funding from such potential equity financings. In the absence of such financing, we will not be able to continue exploration or development of our mineral claims and our business plan will then fail. Even if we are successful in obtaining equity financing to fund exploration of our mineral claims and acquisition of additional mineral properties as well as other operational costs, there is no assurance of success from such exploration activities. In the event we do not continue to obtain additional financing, we will be forced to abandon our mineral claims.

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

Results of Operations

General and administrative expenses have increased from $131,869 for the year ended September 30, 2007 to $395,618 for the year ended September 30, 2008, mainly due to consulting fees, audit and accounting fees, and travel expenses incurred in connection with our acquisition of KRL.

Our loss for the year ended September 30, 2008 was $792,378 as compared to $131,869 for the year ended September 30, 2007. The increase was due to increased general and administrative expenses as discussed above, and a loss on impairment of investment in the amount of $396,760 arising from our acquisition of KRL.

Off-Balance Sheet Arrangements.  We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 8. Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our accountants since our formation required to be disclosed pursuant to Item 304(b) of Regulation S-B.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company's management, including our company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and directors as of the date of this report:

NAME OF DIRECTOR	AGE	TERM SERVED	POSITIONS WITH COMPANY
John Roozendaal	45	Since December 13, 2007	President and Director
Jason Walsh	39	Since March 3, 2006	Secretary, Treasurer and Director
Shane Ivancoe	56	Since March 3, 2006	Director

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

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13. Certain Relationships and Related Transactions

Except as described below, none of the following parties has, in the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	Any of our directors or officers;
●	Any person proposed as a nominee for election as a director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
●	Any member of the immediate family of any of the above person.

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

Item 15. Exhibits

The following documents have been filed as a part of this annual report:

Exhibit No.
3.1	* Articles of Incorporation (Charter Document)
3.2	* Certificate of Amendment
3.3	* Bylaws
10.1	* Iscis Holdings Ltd. Mineral Property Purchase Agreement
10.2	** Contract for services with Bua Group Holdings Ltd. dated October 1, 2006.
10.3	*** Share Purchase Agreement with Brian Mahood and Kerrisdale Resources Ltd.
10.4	*** Management Agreement with Kerrisdale Consulting Inc.
10.5	*** General Security Agreement by and among Kerrisdale Resources Ltd. and Brian Mahood.
31.1	Rule 13A-14(A) Certification, CEO
31.2	Rule 13A-14(A) Certification, CFO
32.1	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002, CEO
32.2	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002, CFO

* Previously filed with the Securities and Exchange Commission on August 10, 2006 as exhibits to our Registration Statement on Form SB-2.
** Previously filed with the Securities and Exchange Commission on February 13, 2007 as an exhibit to our Quarterly Report on Form 10-QSB.
*** Previously filed with the Securities and Exchange Commission on August 21, 2008 as an exhibit to our Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUT EXPLORATION, INC.

Dated: August 14, 2012

By: /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name:  Jason Walsh
Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2012

By: /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer
Director

By: /s/ Jason Walsh
Name:  Jason Walsh
Title: Secretary, Treasurer and Principal Accounting Officer
Director

By: /s/ Shane Ivancoe
Name:  Shane Ivancoe
Title: Director