Form 10-Q/A
period 2008-12-31
Scout Exploration, Inc
filed 2012-08-17
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

☐       Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number 0 - 52280

SCOUT EXPLORATION, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	98-0504670
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

609-475 Howe Street, Vancouver, BC V6C 2B3
(Address of principal executive offices)

(604) 608-6314
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

There are 13,947,000 common shares of Scout Exploration, Inc. issued and outstanding as of August 17, 2012.

Explanatory Note: The purpose of this Amendment to the report on Form 10-Q for the period ended December 31, 2008, is to disclose the company’s financial statements which have been restated to reflect the company’s investment in Kerrisdale Resources Limited (“KRL”), which was originally accounted for as a controlled subsidiary, but on review of the terms of the purchase agreement, we have determined that KRL was not controlled and is accounted for herein using the cost method.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

December 31, 2008

The accompanying notes are an integral part of these interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Balance Sheets
(Unaudited) (Presented in US Dollars)

	December 31, 2008 (Unaudited)	September 30, 2008
	As restated
	(note 3)
Assets
Current
Cash	$5,823	$31,560
Prepaid expenses	-	4,280
	$5,823	$35,840

Liabilities
Current
Accounts payable and accrued liabilities (note 6)	$124,277	$133,212

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2007 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (September 30, 2008 - 8,847,000)	8,947	8,847
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(23,000)	(23,000)
Additional paid in capital	996,853	981,953
Accumulated deficit	(1,105,354)	(1,069,272)
	(118,454)	(97,372)
	$5,823	$35,840

Going Concern (Note 1)

The accompanying notes are an integral part of these interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Stockholders' Deficit
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to December 31, 2008
As Restated (note 3)

	Shares of		Additional	Subscriptions
	common	Capital	paid-in	received	Subscriptions	Accumulated
	stock	stock	capital	in advance	receivable	Deficit	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Shares issued for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Shares issued for cash	1,700,000	1,700	83,300	-	-	-	85,000
Shares issued for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Shares issued for cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	75,000
Shares issued for consulting services	150,000	150	74,850	-	-	-	75,000
Shares issued for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Net loss	-	-	-	-	-	(36,082)	(36,082)
Balance December 31, 2008	8,947,000	$8,947	$996,853	$4,100	$(23,000)	$(1,105,354)	$(118,454)

The accompanying notes are an integral part of these interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through December 31	Three months ended December 31
	2008	2008	2007
	As Restated	As Restated
	(note 3)	(note 3)
Administrative expenses
Accounting and audit	$147,015	$6,901	$8,418
Bank charges and interest	3,068	113	140
Consulting fees	117,114	15,000	-
Directors’ fees (note 6)	56,000	6,000	6,000
Filing fees, dues and subscriptions	10,721	156	1,910
Foreign exchange loss	5,633	(3,593)	4,726
Legal	108,399	180	576
Magazine rights	5,100	-	-
Management fees	35,575	-	-
Office and administration (note 6)	116,621	9,116	8,071
Promotion and travel	56,712	1,609	2,971
Transfer agent	15,776	600	600
	677,734	36,082	33,412

Resource property expenses
Acquisition costs	30,000	-	-
Exploration costs	860	-	-
	30,860	-	-

Loss from impairment of investment (Note 4)	396,760	-	-

Loss and comprehensive loss	$(1,105,354)	$(36,082)	$(33,412)

Basic and diluted loss per share		$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding		8,860,043	7,300,000

The accompanying notes are an integral part of these interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

For the Three Months Ended December 31	2008	2007
	As restated
	(note 3)
Cash flows from operating activities
Net loss	$(36,082)	$(33,412)
Adjustments to reconcile net loss to net cash used in
operating activities
Consulting services settled by issuance of common stock	15,000	-
Foreign exchange	(171)	4,726
Changes in operating assets and liabilities
Prepaid expenses	4,280	-
Accounts payable and accrued liabilities	(8,935)	5,114
	(25,908)	(23,572)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	-	60,000

Effect of exchange rate changes on cash	171	(2,808)

(Decrease) increase in cash	(25,737)	33,620

Cash at beginning of the period	31,560	45,649

Cash at end of the period	$5,823	$79,269

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these interim financial statements.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

1.	Nature of operations and going concern

Scout Exploration, Inc. (the “Company”) was incorporated in the State of Nevada on February 1, 1999. The Company was initially engaged in the business of designing, developing and marketing educational products. On April 10, 2006 the Company changed its name from Virtual Curricula Corp. to Scout Exploration, Inc.

The Company’s continuing operations, as intended, are dependent on management’s ability to raise required funding through future equity issuances, asset sales or a combination thereof, which is not assured. The Company has continued to suffer recurring losses from operations and has no established source of revenue.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

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

Interim financial data presented herein are unaudited, except for the balance sheet at September 30, 2008, which has been derived from the audited financial statements at that date.

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

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

3.	Restatement of financial statements

The investment in Kerrisdale Resources Limited (“KRL”) (Note 4) was originally accounted for as a controlled subsidiary subject to consolidation. Upon further review of the terms of the acquisition, management has determined that KRL was not actually controlled. The financial statements have therefore been restated to show KRL as a non-controlled investment.

The effect of the restatement on the balance sheet as at December 31, 2008 is as follows:

	As previously	Effect of
	Reported	Restatement	Restated

Assets
Cash	$76,685	$(70,862)	$5,823
Receivables	$37,692	$(37,692)	$-
Prepaid expenses	$2,774	$(2,774)	$-
Resource properties	$783,401	$(783,401)	$-
Equipment	$12,844	$(12,844)	$-

Liabilities
Accounts payable and accrued liabilities	$201,072	$(76,795)	$124,277
Debenture payable	$287,350	$(287,350)	$-
Deferred income taxes	$176,944	$(176,944)	$-
Asset retirement obligations	$24,674	$(24,674)	$-

Stockholders' Equity
Common stock	$8,847	$100	$8,947
Additional paid in capital	$981,953	$14,900	$996,853
Accumulated deficit	$(677,408)	$(412,946)	$(1,090,354)

The effect of the restatement on the statement of operations for the three months ended December 31, 2008 is as follows:

	As previously	Effect of
	Reported	Restatement	Restated

Revenues	$59,469	$(59,469)	$-
Operating expenses	$56,917	$(56,917)	$-
Operating margin	$2,552	$(2,552)	$-
Administrative expenses	$41,628	$(5,546)	$36,082
Loss before income taxes	$(39,076)	$2,994	$(36,082)
Income taxes (benefit)	$(7,390)	$7,390	$-
Net loss	$(31,686)	$(4,396)	$(36,082)
Basic and diluted net loss per share	$(0.00)	$-	$(0.00)

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

4.	Share purchase agreement

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

The investment in KRL is recorded at cost. A loss from impairment of the investment has been recorded to reflect the settlement reached with the vendor as detailed above.

5.	Resource properties

On March 4, 2006 the Company signed a letter of agreement with a non-arms length private Canadian Corporation for a 100% interest in and to the Wheaton River AAV 1-9 Claims situated in the Whitehorse Mining District of the Yukon Territory, Canada. Terms of the purchase require a cash payment of $5,000 by March 31, 2006 (paid) and $20,000 on or before September 30, 2006 (subsequently deferred to September 30, 2009), and the issuance of 500,000 common shares of the Company (issued at fair value of $0.05 per common share). The Vendor will retain a 3% net smelter royalty, up to 2% of which can be re-purchased for $2,000,000.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

6.	Related party transactions

a)	During the period ended December 31, 2008, directors’ fees of $6,000 (2007 - $6,000) were paid or accrued to two Directors of the Company.

b)	During the period ended December 31, 2008, office and administration fees and management fees of $8,835 (2007 - $7,200) were paid to corporations controlled by a Director of the Company.

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

7.	Share purchase warrants

As of December 31, 2008, 1,397,000 (September 30, 2008 – 1,397,000) share purchase warrants are outstanding, with an exercise price of $0.75 per share and which expire on May 20, 2009.

8.	Financial instruments and risk management

a)	Fair value

The Company’s financial instruments include cash and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

At December 31, 2008 the Company had the following financial assets and liabilities denominated in Canadian dollars:

CDN Dollars
Cash	$30
Accounts payable and accrued liabilities	$25,771

At December 31, 2008 CDN dollar amounts were converted at a rate of $0.821 Canadian dollars to $1.00 US dollar.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2008

9.	Supplemental disclosure with respect to cash flows

Supplemental cash flow information for the three months ended December 31 is as follows:

	2008	2007
Interest paid	$-	$-
Income taxes paid	$-	$-

10.	Subsequent events

On September 14, 2011 and as amended on July 31, 2012, the Company entered into a letter of intent with IDS Offshore Inc. (“IDS”) pursuant to which the Company may acquire the exclusive rights to certain intellectual property and patents surrounding the rapid oil boom project held and developed by IDS (the “Project”), for total cash consideration of $4,265,000 payable at various dates over a 3 year period commencing on July 31, 2012, and issuance of 5,000,000 common shares of the Company on signing the amended letter of intent (issued), and a total 7,500,000 common shares of the Company upon completion of various phases of the Project.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the three months ended December 31, 2008, and notes related thereto appearing elsewhere in this report.

Plan of Operations

Over the next year our plan of operations is to review our existing mineral property, evaluate potential acquisitions of additional mineral properties, and secure financing for the Company to carry out its operations.

As of December 31, 2008, we had cash on hand of $5,823 and negative working capital of $118,454.

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

Results of Operations

General and administrative expenses have increased from $33,412 for the three months ended December 31, 2007 to $36,082 for the three months ended December 31, 2008, mainly due to consulting fees incurred in connection with the acquisition of KRL.

Our loss for the three months ended December 31, 2008 was $36,082 as compared to $33,412 for the three months ended December 31, 2007, for the reason provided above.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

On or about March 10, 2008, we entered into a Business Consulting Agreement with Donald Jackler (the “Agreement”). As compensation to Mr. Jackler for his anticipated services to be provided pursuant to the provisions of the Agreement, we issued to Mr. Jackler 150,000 shares our common stock on April 1, 2008, in a private placement transaction with additional ascribed paid in capital of $0.499 per common share, as part of the total valuation of the 150,000 common shares to be issued pursuant to terms of the Agreement.

Additionally, as compensation to Mr. Jackler for his anticipated services, we agreed to grant and to issue Mr. Jackler options to purchase 100,000 shares of our common stock at an exercise price of $.40 per share for a period of one year from the date of execution of the Agreement dependent upon Mr. Jackler providing the anticipated services as provided for in the Agreement.

The shares of our common stock issued to Mr. Jackler were and will be “restricted securities”.

In July 2008, our Board of Directors rescinded the Agreement, due to Mr. Jackler’s non performance of the services as provided for in the Agreement. The previously issued 150,000 common shares will be cancelled and returned to our treasury.

Item 3	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4	(REMOVED AND RESERVED)

Item 5	OTHER INFORMATION.

None.

Item 6	EXHIBITS

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 2012

SCOUT EXPLORATION, INC.

By:    /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By:   /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer