Form 10-Q/A
period 2009-03-31
Scout Exploration, Inc
filed 2012-08-20
CIK 1371474

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
Yes ☐   No☑

There are 13,947,000 common shares of Scout Exploration, Inc. issued and outstanding as of August 15, 2012.

Explanatory Note: The purpose of this Amendment to the report on Form 10-Q for the period ended March 31, 2009, is to disclose the company’s financial statements which have been restated to reflect the company’s investment in Kerrisdale Resources Limited (“KRL”), which was originally accounted for as a controlled subsidiary, but on review of the terms of the purchase agreement, we have determined that KRL was not controlled and is accounted for herein using the cost method.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

March 31, 2009

The accompanying notes are an integral part of these financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Balance Sheets
(Unaudited) (Presented in US Dollars)

	March 31, 2009	September 30, 2008
	As restated
	(note 3)
Assets
Current
Cash	$1,671	$31,560
Prepaid expenses	-	4,280
	$1,671	$35,840

Liabilities
Current
Accounts payable and accrued liabilities (note 6)	$136,180	$133,212
Due to related parties (Note 6)	10,440	-
	146,620	133,212

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2007 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (September 30, 2008 - 8,847,000)	8,947	8,847
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(23,000)	(23,000)
Additional paid in capital	996,853	981,953
Accumulated deficit	(1,131,849)	(1,069,272)
	(144,949)	(97,372)
	$1,671	$35,840

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Stockholders' Deficit
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to March 31, 2009
As Restated (note 3)
	Shares of		Additional	Subscriptions
	common	Capital	paid-in	received	Subscriptions	Accumulated
	stock	stock	capital	in advance	receivable	Deficit	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Issue common shares for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
Issue common shares for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Issuance of common stock for
cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for
subscriptions receivable	-	-	-	-	75,000	-	75,000
Issuance of common stock for
for consulting services	150,000	150	74,850	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Issuance of common stock for	100,000	100	14,900	-	-	-	15,000
for consulting services	-	-	-	-	-	(62,577)	(62,577)
Balance March 31, 2009	8,947,000	$8,947	$996,853	$4,100	$(23,000)	$(1,131,849)	$(144,949)

The accompanying notes are an integral part of these financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through March 31	Three months ended March 31		Six months ended March 31
	2009	2009	2008	2009	2008
	As Restated	As Restated		As Restated
	(note 3)	(note 3)		(note 3)
Administrative expenses
Accounting and audit	$154,923	$7,908	$5,713	$14,809	$8,418
Bank charges and interest	3,125	57	137	170	140
Consulting fees	117,114	-	83,904	15,000	-
Directors’ fees (note 6)	62,000	6,000	6,000	12,000	6,000
Filing fees, dues and subscriptions	14,952	4,231	-	4,387	1,910
Foreign exchange loss (gain)	4,641	(992)	(205)	(4,585)	4,726
Legal	108,488	89	4,972	269	576
Magazine rights	5,100	-	-	-	-
Management fees (note 6)	35,575	-	-	-	-
Office and administration	125,223	8,602	15,103	17,718	8,071
Promotion and travel	56,712	-	11,299	1,609	2,971
Transfer agent	16,376	600	200	1,200	600
	704,229	26,495	127,123	62,577	33,412

Resource property expenses
Acquisition costs	30,000	-		-
Exploration costs	860	-		-
	30,860	-	-	-	-

Loss from impairment of investment (Note 4)	396,760	-	-	-

Loss and comprehensive loss	$(1,131,849)	$(26,495)	$(127,123)	$(62,577)	$(33,412)

Basic and diluted loss per share		$(0.00)	$(0.02)	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding		8,847,000	7,300,000	8,847,000	7,300,000

The accompanying notes are an integral part of these financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

For the Six Months Ended March 31,	2009	2008
	As restated
	(note 3)
Cash flows from operating activities
Net loss	$(62,577)	$(160,535)
Adjustments to reconcile net loss to net cash used in
operating activities
Foreign exchange	(183)	4,521
Expenses settled by shares	15,000	75,000
Changes in operating assets and liabilities
Prepaid expenses	4,280	4,280
Accounts payable and accrued liabilities	2,968	16,676
	(40,512)	(60,058)

Cash flows from investing activities
Deposit	-	(23,747)

Cash flows from financing activities
Proceeds from Issuance of common stock	-	60,000
Advances from related parties	10,440	-
	10,440	60,000

Effect of exchange rate changes on cash	183	(5,140)

Decrease in cash	(29,889)	(28,945)

Cash at beginning of the period	31,560	45,649

Cash at end of the period	$1,671	$16,704

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these financial statements.

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

March 31, 2009

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

The effect of the restatement on the balance sheet as at March 31, 2009 is as follows:

	As previously	Effect of
	Reported	Restatement	Restated

Assets
Cash	$16,996	$(15,325)	$1,671
Receivables	$24,750	$(24,750)	$-
Prepaid expenses	$2,679	$(2,679)	$-
Resource properties	$733,735	$(733,735)	$-
Equipment	$11,398	$(11,398)	$-

Liabilities
Accounts payable and accrued liabilities	$160,453	$(24,273)	$136,180
Debenture payable	$257,660	$(257,660)	$-
Deferred income taxes	$158,368	$(158,368)	$-
Asset retirement obligations	$23,826	$(23,826)	$-

Stockholders' Equity
Accumulated deficit	$(708,234)	$(423,615)	$(1,131,849)

The effect of the restatement on the statement of operations for the six months ended March 31, 2009 is as follows:

	As previously	Effect of
	Reported	Restatement	Restated

Revenues	$103,535	$(103,535)	$-
Operating expenses	$93,997	$(93,997)	$-
Operating margin	$9,538	$(9,538)	$-
Administrative expenses	$92,176	$(29,599)	$62,577
Loss before income taxes	$(82,638)	$20,061	$(62,577)
Income taxes (benefit)	$(20,126)	$20,126	$-
Net loss	$(62,512)	$125,089	$62,577
Comprehensive loss	$(125,603)	$63,026	$(62,577)

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2009

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

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2009

6.	Related party transactions

a)	During the six months ended March 31, 2009, directors’ fees of $12,000 (2008 - $12,000) were paid or accrued to two Directors of the Company.

b)	During the six months ended March 31, 2009, office and administration fees and management fees of $17,437 (2008 - $14,794) were paid to corporations controlled by a Director of the Company.

c)
At March 31, 2009, $42,902 (2008 - $31,245) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
During the three months ended March 31, 2009, directors of the Company advanced a total of $10,440 to the Company. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

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

At March 31, 2009 the Company had the following financial assets and liabilities denominated in Canadian dollars:

CDN Dollars
Cash	$57
Accounts payable and accrued liabilities	$51,584

At March 31, 2009 CDN dollar amounts were converted at a rate of $1.2614 Canadian dollars to $1.00 US dollar.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2009

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the three and six months ended March 31, 2009, and notes related thereto appearing elsewhere in this report.

Plan of Operations

Over the next year our plan of operations is to review our existing mineral property, evaluate potential acquisitions of additional mineral properties, and secure financing for the Company to carry out its operations.

As of March 31, 2009, we had cash on hand of $1,671 and negative working capital of $144,949.

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

Results of Operations

General and administrative expenses have decreased from $127,123 for the three months ended March 31, 2008 to $26,495 for the three months ended March 31, 2009, mainly due to consulting and other expenses incurred in the three months ended March 31, 2008 in connection with our acquisition of KRL.

Our loss for the three months ended March 31, 2009 was $26,495 as compared to $127,123 for the three months ended March 31, 2008, for the reason provided above.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Item 3	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4	(REMOVED AND RESERVED)

Item 5	OTHER INFORMATION.

None.

Item 6	EXHIBITS

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Treasurer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certifications of Treasurer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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