Form 10-Q/A
period 2009-06-30
Scout Exploration, Inc
filed 2012-08-21
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

☒          Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐           Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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
Yes ☐   No ☑

There are 13,947,000 common shares of Scout Exploration, Inc. issued and outstanding as of August 20, 2012.

Explanatory Note: The purpose of this Amendment to the report on Form 10-Q for the period ended June 30, 2009, is to disclose the company’s financial statements which have been restated to reflect the company’s investment in Kerrisdale Resources Limited (“KRL”), which was originally accounted for as a controlled subsidiary, but on review of the terms of the purchase agreement, we have determined that KRL was not controlled and is accounted for herein using the cost method.

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

June 30, 2009

The accompanying notes are an integral part of these financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Balance Sheets
(Unaudited) (Presented in US Dollars)

	June 30, 2009	September 30, 2008
	As restated (note 3)

Assets
Current
Cash	$4,960	$31,560
Prepaid expenses	-	4,280
	$4,960	$35,840

Liabilities
Current
Accounts payable and accrued liabilities (note 6)	$142,369	$133,212
Due to related parties (Note 6)	21,628	-
	163,997	133,212
Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2007 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (September 30, 2008 - 8,847,000)	8,947	8,847
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(5,246)	(23,000)
Additional paid in capital	996,853	981,953
Accumulated deficit	(1,163,691)	(1,069,272)
	(159,037)	(97,372)
	$4,960	$35,840

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Stockholders' Deficit
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to June 30, 2009
As Restated (note 3)

	Shares of		Additional	Subscriptions
	common	Capital	paid-in	received	Subscriptions	Accumulated
	stock	stock	capital	in advance	receivable	Deficit	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Shares issued for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Shares issued for cash	1,700,000	1,700	83,300	-	-	-	85,000
Shares issued for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Shares issued for cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	75,000
Shares issued for consulting services	150,000	150	74,850	-	-	-	75,000
Shares issued for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Cash received for subscriptions receivable	-	-	-	-	17,754	-	17,754
Net loss	-	-	-	-	-	(94,419)	(94,419)
Balance June 30, 2009	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,163,691)	$(159,037)

The accompanying notes are an integral part of these financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through June 30	Three months ended June 30		Nine months ended June 30
	2009	2009	2008	2009	2008
	As Restated	As Restated		As Restated
	(note 3)	(note 3)		(note 3)

Administrative expenses
Accounting and audit	$159,485	$4,562	$2,320	$19,371	$16,451
Bank charges and interest	7,222	4,097	271	4,267	548
Consulting fees	117,983	869	-	15,869	83,904
Directors’ fees (note 6)	68,000	6,000	6,000	18,000	18,000
Filing fees, dues and subscriptions	15,956	1,004	1,002	5,391	2,912
Foreign exchange loss (gain)	9,864	5,223	5,180	638	9,701
Legal	108,488	-	7,632	269	13,180
Magazine rights	5,100	-	-	-	-
Management fees	35,575	-	-	-	-
Office and administration (note 6)	134,410	9,187	7,223	26,905	30,397
Promotion and travel	57,012	300	26,891	1,909	41,161
Transfer agent	16,976	600	200	1,800	1,000
	736,071	31,842	56,719	94,419	217,254

Resource property expenses
Acquisition costs	30,000	-	-	-	-
Exploration costs	860	-	-	-	-
	30,860	-	-	-	-

Loss from impairment of investment (Note 4)	396,760	-	417,240	-	417,240

Loss and comprehensive loss	$(1,163,691)	$(31,842)	$(473,959)	$(94,419)	$(634,494)

Basic and diluted loss per share		$(0.00)	$(0.06)	$(0.01)	$(0.08)

Basic and diluted weighted average shares outstanding		8,947,000	8,058,016	8,917,696	7,563,246

The accompanying notes are an integral part of these financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through June 30	Nine months ended June 30
	2009	2009	2008
	As Restated	As Restated
	(note 3)	(note 3)

Cash flows from operating activities
Net loss	$(1,163,691)	$(94,419)	$(634,494)
Adjustments to reconcile net loss to net cash
used in operating activities
Consulting services settled by issuance of common stock	115,100	15,000	75,000
Loss from impairment of investment	396,760	-	417,240
Expenses paid by subsidiary and forgiven	20,480	-	-
Unrealized foreign exchange	4,363	410	-
Changes in operating assets and liabilities
Prepaid expenses	-	4,280	4,280
Accounts payable and accrued liabilities	142,369	9,157	(17,063)
	(484,619)	(65,572)	(155,037)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	(417,240)
	(417,240)	-	(417,240)

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	17,754	589,801
Advances from related parties	21,628	21,628	-
	911,182	39,382	589,801

Effect of exchange rate changes on cash	(4,363)	(410)	-

Increase (decrease) in cash	4,960	(26,600)	17,524

Cash at beginning of the period	-	31,560	45,649

Cash at end of the period	$4,960	$4,960	$63,173

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

June 30, 2009

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

The effect of the restatement on the balance sheet as at June 30, 2009 is as follows:

	As previously	Effect of
	Reported	Restatement	Restated

Accounts payable and accrued liabilities	$139,506	$2,863	$142,369
Common stock	$8,847	$100	8,947
Additional paid in capital	$981,953	$14,900	996,853
Accumulated deficit	$(1,145,828)	$(17,863)	$(1,163,691)

The effect of the restatement on the statement of operations for the six months ended March 31, 2009 is as follows:

	As previously	Effect of
	Reported	Restatement	Restated

Administrative expenses	$76,557	$17,862	$94,419
Loss from discontinued operations	$(25,132)	$25,132	$-
Loss on disposal of discontinued operations	$(398,417)	$398,417	$-
Net loss	$(500,106)	$405,687	$(94,419)
Foreign currency translation	$22,458	$(22,458)	$-
Comprehensive loss	$(477,648)	$383,229	$(94,419)

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2009

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

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2009

6.	Related party transactions

a)	During the nine months ended June 30, 2009, directors’ fees of $18,000 (2008 - $18,000) were paid or accrued to two Directors of the Company.

b)	During the nine months ended June 30, 2009, office and administration fees and management fees of $26,624 (2008 - $25,504) were paid or accrued to corporations controlled by a Director of the Company.

c)
At June 30, 2009, $46,755 (2008 - $Nil) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
During the nine months ended June 30, 2009, directors of the Company advanced a total of $21,628 to the Company. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

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

At June 30, 2009 the Company had a minimal amount of bank indebtedness and $96,404 in accounts payable denominated in Canadian dollars. At June 30, 2009 CDN dollar amounts were converted at a rate of $1.16 Canadian dollars to $1.00 US dollar.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2009

9.	Supplemental disclosure with respect to cash flows

Supplemental cash flow information for the nine months ended June 30, 2009 is as follows:

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the three and nine months ended June 30, 2009, and notes related thereto appearing elsewhere in this report.

Plan of Operations

Over the next year our plan of operations is to review our existing mineral property, evaluate potential acquisitions of additional mineral properties, and secure financing for the Company to carry out its operations.

As of June 30, 2009, we had cash on hand of $4,960 and negative working capital of $159,037.

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

Results of Operations

General and administrative expenses have decreased from $56,719 for the three months ended June 30, 2008 to $31,842 for the three months ended June 30, 2009, mainly due to non-recurring legal and travel expenses incurred in the three months ended June 30, 2008 in connection with our acquisition of KRL.

Our loss for the three months ended June 30, 2009 was $31,842 as compared to $473,959 for the three months ended June 30, 2008. The loss for the three months ended June 30, 2008 included a one-time loss from impairment of investment of $417,240.

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

Item 3	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4	(REMOVED AND RESERVED)

Item 5	OTHER INFORMATION.

None.

Item 6	EXHIBITS

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certifications of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 2012

SCOUT EXPLORATION, INC.

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer