Form 10-K
period 2009-09-30
Scout Exploration, Inc
filed 2012-08-31
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended: September 30, 2009

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

(604) 682-1643
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
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $783,700 based on the last sale price of our common stock of $0.10 on August 2, 2012.

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
Yes ☐   No ☐ N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 13,947,000 shares of Common Stock, par value $.001, as of August 8, 2012

DOCUMENTS INCORPORATED BY REFERENCE

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

On September 14, 2011 and as amended on July 31, 2012, we entered into a letter of intent with IDS Offshore Inc. (“IDS”) pursuant to which we may acquire the exclusive rights to certain intellectual property and patents surrounding the rapid oil boom project held and developed by IDS (the “Project”), for total cash consideration of $4,265,000 payable at various dates over a 3 year period commencing on July 31, 2012, and issuance of 5,000,000 common shares of the Company on signing the amended letter of intent (issued), and a total 7,500,000 common shares of the Company upon completion of various phases of the Project.

Employees

We have no employees, other than our executive officers, as of the time of this report. We intend to retain geologists and consultants on a contract basis to conduct the work programs on our properties to carry out our plan of operations.

Competition

We are a junior company. We compete with other companies for financing and for the acquisition of new projects. Many of the companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of projects of merit. This competition could result in competitors having projects of greater quality and interest to prospective investors who may finance additional development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further development of our projects.

We also compete with other junior companies for financing from a limited number of investors that are prepared to make investments in junior companies. The presence of competing junior companies may impact on our ability to raise additional capital in order to fund our projects.

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

Item 2. Properties

Our executive offices are located at 609-475 Howe Street, Vancouver, BC V6C 2B3. We also have 9 mineral claims in the Yukon Territory.

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

Quarter Ending	High	Low

June 30, 2011	$0.24	$0.02
March 31, 2011	$0.23	$0.06
December 31, 2010	$0.06	$0.01
September 30, 2010	$0.01	$0.01
June 30, 2010	$0.02	$0.01
March 31, 2010	$0.09	$0.02
December 31, 2009	$0.11	$0.04
September 30, 2009	$0.25	$0.04
June 30, 2009	$0.25	$0.07
March 31, 2009	$0.11	$0.04
December 31, 2008	$0.20	$0.10
September 30, 2008	$0.58	$0.20
June 30, 2008	$0.59	$0.40
March 31, 2008	$0.60	$0.32
December 31, 2007	$0.51	$0.31
September 30, 2007	$0.58	$0.23
June 30, 2007	$0.72	$0.35
March 31, 2007	$0.91	$0.11
December 31, 2006	$0.25	$0.02

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

Plan of Operations

Over the next year our plan of operations is to secure financing for the Company to carry out its obligations under the letter of intent with IDS, and to sign a definitive formal agreement with IDS.

As of September 30, 2009, we had cash on hand of $Nil and negative working capital of $231,774.

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

Results of Operations

General and administrative expenses have decreased from $395,618 for the year ended September 30, 2008 to $167,156 for the year ended September 30, 2009, mainly due to non-recurring consulting fees, audit and accounting fees, and travel expenses incurred in the year ended September 30, 2008 in connection with our acquisition of KRL.

Our loss for the year ended September 30, 2009 was $167,156 as compared to $792,378 for the year ended September 30, 2008. The decrease was due to reduced general and administrative expenses as discussed above, and a one time loss on impairment of investment in the amount of $396,760 reported in the year ended September 30, 2008 arising from our acquisition of KRL.

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

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and directors as of August 8, 2012:

NAME OF DIRECTOR	AGE	TERM SERVED	POSITIONS WITH COMPANY
John Roozendaal	44	Since December 13, 2007	President and Director
Jason Walsh	41	Since March 3, 2006	Secretary, Treasurer and Director
Rene Lange	41	Since July 31, 2012	Director

On December 13, 2007, our Board of Directors increased the number of its members to three.  On that same date, Kathleen Scalzo resigned as our President and Treasurer and as a director.  Our remaining director at that time, Shane Ivancoe, appointed Jason Walsh and John Roozendaal as directors to fill the vacancies on the Board of Directors and, also, appointed John Roozendaal as our President and Jason Walsh as our Treasurer. Rene Lange was appointed as a director on July 31, 2012.

All our directors hold office until the next annual meeting of our stockholders or until their successors are elected and qualified.  Executive officers hold offices until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

Set forth below is a biographical description of each director and executive officer based upon information supplied by him:

Biographical Information

John Roozendaal has served as our President and as one of our directors since December 13, 2007.  Mr. Roozendaal has been involved with the mineral exploration industry for over 15 years, focusing on precious, base and specialty metal exploration projects in North America. Mr. Roozendaal is the President and a director of VMS Ventures Inc. and Harvest Gold Corp., and a director of Thelon Capital Ltd., which are all publicly traded companies on the TSX Venture exchange.  Mr. Roozendaal helped found VMS Ventures in 1996, and Harvest Gold was spun off from VMS Ventures in 2005.  He became a director of Thelon Capital Ltd. in October 2005.  Mr. Roozendaal holds a Bachelor of Science degree in Geology received from Brandon University in 1996.

Jason Walsh has served as our Secretary since March 3, 2006.  He has served as our Treasurer and as one of our directors since December 13, 2007.  Since April 15, 2003, he has also served as the President and a director of Thelon Capital Ltd. (TSX Venture: THV).  He has also served as an officer of International Ranger Corp. (Pink Sheets: IRNG) since February 19, 2006.  From October 1997 to April 2003, he served as a registered representative with Global Securities in Vancouver, British Columbia.

Rene Lange has served as a director since July 31, 2012. Mr. Lange is a graduate of Ocean and Naval Architectural Engineering, Memorial University of Newfoundland. In 2008 Mr. Lange founded IDS Offshore Inc., an engineering design company focused on projects in the marine sector.

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

Item 11. Executive Compensation

We paid Jason Walsh, our Secretary and Treasurer and one of our directors, $12,000 in the year ended September 30, 2009, as a director’s fee.  We also paid a company controlled by Jason Walsh office and administration fees of $58,894 in the in the year ended September 30, 2009.  We paid Shane Ivancoe, one of our former directors, $12,000 in the year ended September 30, 2009 as a director’s fee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding stock as of August 8, 2012, and by the officers and directors, individually or as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

$0.001 Par Value Common Stock	John Roozendaal President and Director c/o Scout Exploration, Inc. 609-475 Howe Street Vancouver, BC V6C 2B3	60,000 (1)	0.4%

$0.001 Par Value Common Stock	Rene Lange Director c/o Scout Exploration, Inc. 609-475 Howe Street Vancouver, BC V6C 2B3	5,000,000 (2)	35.9%

$0.001 Par Value Common Stock	All officers and directors as a group	5,060,000	36.3%

$0.001 Par Value Common Stock	Shane Ivancoe Former Director c/o Scout Exploration, Inc. 609-475 Howe Street Vancouver, BC V6C 2B3	850,000	6.1%

(1)	These shares are held by 667981 BC Ltd., a company controlled by Mr. Roozendaal.

(2)	These shares are held by IDS Offshore Inc., a company controlled by Mr. Lange.

The percentage of class is based upon 13,947,000 shares of our common stock and no shares of our preferred stock issued and outstanding as of the date of this report.

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

Office Space Arrangement

We paid Jason Walsh, our Secretary and Treasurer and one of our directors, office and administration fees of $36,730 in the in the year ended September 30, 2009.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us by our principal accountant, MacKay LLP, for professional services rendered for the fiscal years ended September 30, 2009 and 2008.

1.    Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended September 30, 2009 and 2008, and for review of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years. Fees billed in 2008 were $24,309. Fees billed in 2009 are $49,441.

2.    Audit-Related Fees. Consists of fees billed for services rendered to us for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.  Fees billed: None.

3.    Tax Fees. Consists of fees billed for services rendered to us for tax services, which generally include fees for corporate tax planning, consultation and compliance.  Fees billed in 2008 were $1,487. Fees billed in 2009 are $Nil.

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

Dated: August 30, 2012

By: /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name:  Jason Walsh
Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 30, 2012

By: /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer
Director

By: /s/ Jason Walsh
Name:  Jason Walsh
Title: Secretary, Treasurer and Principal Accounting Officer
Director

By: /s/ Rene Lange
Name:  Rene Lange
Title: Director

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Financial Statements
(presented in US dollars)

September 30, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Scout Exploration, Inc.

We have audited the balance sheets of Scout Exploration, Inc. as at September 30, 2009 and 2008, and the statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2009 in conformity with U.S. generally accepted accounting principles.

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

“MacKay LLP”
Vancouver, Canada.
August 17, 2012	Chartered Accountants

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Balance Sheets
(Presented in US Dollars)

As at September 30	2009	2008

Assets
Current
Cash	$-	$31,560
Prepaid expenses	-	4,280
	$-	$35,840

Liabilities
Current
Bank indebtedness	$282	$-
Accounts payable and accrued liabilities (note 5)	209,864	133,212
Due to related parties (note 5)	21,628	-
	231,774	133,212

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2008 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (2008 - 8,847,000)	8,947	8,847
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(5,246)	(23,000)
Additional paid in capital	996,853	981,953
Deficit accumulated during the exploration stage	(1,236,428)	(1,069,272)
	(231,774)	(97,372)
	$-	$35,840

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
(Presented in US Dollars)

From Incorporation on February 1, 1999 to September 30, 2009

						Deficit
	Shares of		Additional	Subscriptions		accumulated
	common	Capital	paid-in	received	Subscriptions	during the
	stock	stock	capital	in advance	receivable	exploration stage	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Shares issued for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Shares issued for cash	1,700,000	1,700	83,300	-	-	-	85,000
Shares issued for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Shares issued for cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	75,000
Shares issued for consulting services	150,000	150	74,850	-	-	-	75,000
Shares issued for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Cash received for subscriptions receivable	-	-	-	-	17,754	-	17,754
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,236,428)	$(231,774)

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statements of Operations
(Presented in US Dollars)
	Cumulative from inception through September 30	Year Ended September 30
	2009	2009	2008

Administrative expenses
Accounting and audit	$176,406	$36,292	$90,473
Bank charges and interest	9,663	6,708	703
Consulting fees	117,983	15,869	100,829
Directors’ fees (note 5)	74,000	24,000	24,000
Filing fees, dues and subscriptions	16,710	6,145	4,151
Foreign exchange loss	17,505	8,279	9,226
Legal	136,911	28,692	50,857
Magazine rights	5,100	-	-
Management fees (note 5)	35,575	-	-
Office and administration (note 5)	144,235	36,730	67,486
Promotion and travel	57,144	2,041	42,758
Transfer agent	17,576	2,400	5,135
	808,808	167,156	395,618

Resource property expenses
Acquisition costs	30,000	-	-
Exploration costs	860	-	-
	30,860	-	-

Loss from impairment of investment (note 3)	396,760	-	396,760

Loss and comprehensive loss	$(1,236,428)	$(167,156)	$(792,378)

Basic and diluted loss per share		$(0.02)	$(0.10)

Basic and diluted weighted average shares outstanding		8,925,356	7,882,243

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statements of Cash Flows
(Presented in US Dollars)

	Cumulative from inception through September 30	Year Ended September 30
	2009	2009	2008

Cash flows from operating activities
Net loss	$(1,236,428)	$(167,156)	$(792,378)
Adjustments to reconcile net loss to net cash used in
operating activities
Consulting services settled by issuance of common stock	115,100	15,000	75,000
Loss from impairment of investment	396,760	-	396,760
Expenses paid by subsidiary and forgiven	20,480	-	20,480
Unrealized foreign exchange	11,592	7,639	3,953
Changes in operating assets and liabilities
Prepaid expenses	-	4,280	-
Accounts payable and accrued liabilities	202,400	69,188	88,489
	(490,096)	(71,049)	(207,696)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	(417,240)

Cash flows from financing activities
Proceeds from issuance of common stock	889,554	17,754	614,800
Advances from related parties	21,628	21,628	-
Bank indebtedness	282	282	-
	911,464	39,664	614,800

Effect of exchange rate changes on cash	(4,128)	(175)	(3,953)

Decrease in cash	-	(31,560)	(14,089)

Cash at beginning of the year	-	31,560	45,649

Cash at end of the year	$-	$-	$31,560

Supplemental disclosure with respect to cash flows
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2009 and 2008

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

At September 30, 2009, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $231,774. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant accounting policies

(a)  Management estimates

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

(b)  Exploration stage company

The Company is considered to be in the exploration stage.

(c)  Cash and cash equivalents

Cash is comprised of cash on hand and demand deposits. The Company considers highly liquid investments that are readily convertible to known amounts of cash on demand to be cash equivalents.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2009 and 2008

2.	Significant accounting policies (continued)

(d)  Mineral properties - exploration

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

(e)  Income taxes

Income taxes are determined using the liability method in accordance with ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertain income tax positions by recognizing in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

(f)  Valuation of equity units issued in private placements

The Company has adopted a residual value method with respect to the measurement of shares and warrants issued as private placement units. The residual value method first allocates value to the more easily measurable component based on fair value and then the residual value, if any, to the less easily measurable component.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2009 and 2008

2.	Significant accounting policies (continued)

(g)  Stock based compensation

The Company records compensation expense in the financial statements for share based payments using the fair value method in accordance with ASC 718 “Stock Compensation”. The fair value of share-based compensation to employees will be determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

There were no options granted during the year ended September 30, 2009, nor since inception.

(h)  Foreign currency transactions

The Company’s functional and reporting currency is the U.S. Dollar. All transaction initiated in foreign currencies are translated into U.S. dollars as follows:

i)       monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii)      non-monetary assets and liabilities at historical rates; and

iii)     revenue and expense items at the average rate of exchange prevailing during the period.

(i)  Loss per share

Diluted loss per share is computed after giving effect to all dilutive potential common shares that are outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants, contingent stock, and conversion of debentures.

(j)  Recently issued accounting standards

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2009 and 2008

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

Subsequently, the Vendor notified the Company that in the Vendor’s opinion, the Company was in default of the Agreement, and demanded payment of $325,000 CDN plus interest and legal fees and expenses. Due to declines in the market price of petroleum and natural gas that have occurred since the acquisition of KRL, the cash flow from operations of KRL has not been sufficient to meet the payments required under the Agreement.

As a result of these factors, pursuant to a Settlement, Share Sale and Release Agreement, the Company agreed to sell 100% of its interest in KRL back to the Vendor for consideration of $1 and release both parties from all obligations under the original and amended share purchase agreements, with an effective date of April 1, 2009 and a closing date of June 30, 2009.  The Company recorded a loss on investment of $396,760 during fiscal 2008.

4.	Resource properties

On March 4, 2006 the Company signed a letter of agreement with a non-arms length private Canadian Corporation for a 100% interest in and to the Wheaton River AAV 1-9 Claims situated in the Whitehorse Mining District of the Yukon Territory, Canada. Terms of the purchase require a cash payment of $5,000 by March 31, 2006 (paid) and $20,000 on or before September 30, 2006 (subsequently deferred until such time as the Company is able to secure financing), and the issuance of 500,000 common shares of the Company (issued at fair value of $0.05 per common share). The Vendor will retain 3% net smelter royalty, up to 2% of which can be re-purchased for $2,000,000.

5.	Related party transactions

a)	During the year ended September 30, 2009, directors’ fees of $24,000 (2008 - $24,000) were paid or accrued to two Directors of the Company.

b)	During the year ended September 30, 2009, office and administration fees and management fees of $36,386 (2008 - $58,894) were charged by corporations controlled by a Director of the Company.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2009 and 2008

5.	Related party transactions (continued)

c)
At September 30, 2009, $64,630 (2008 - $36,771) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
During the year ended September 30, 2009, directors of the Company advanced a total of $21,628 in short term loans to the Company. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

6.	Capital stock

a)
During the year ended September 30, 2007, the Company issued 1,400,000 common shares for exercise of warrants at a price of $0.15 per share for gross proceeds of $210,000, of which $75,000 was collected during the year ended September 30, 2008.

b)
The Company entered into a consulting agreement on March 10, 2008, expiring on March 10, 2009. Pursuant to the agreement, the Company issued 150,000 shares on signing the agreement (issued during March 2008 at a fair value of $0.50 per share), and the additional 150,000 shares would be issued if the agreement was extended for an additional six months, and would also grant options to purchase 100,000 common shares at $0.40 per share expiring March 10, 2009, such options to be valued at the date of grant. In July 2008, the Company cancelled the March 2008 consulting agreement and resolved to rescind the 150,000 common shares issued at $0.50 for consulting services due to the non performance of such services by the contractors. The Company will not be issuing any additional common shares nor will any options be granted to the contractor. As of September 30, 2009 the 150,000 shares remain outstanding.

c)
On May 20, 2008, the Company issued 1,397,000 units of a private placement offering at $0.40 per unit, with each unit comprising one common share at a par value of $0.001 per common share and additional paid in capital of $0.399 per common share and one share purchase warrant, entitling the holder thereof to purchase, at any time prior to May 20, 2009, for each one warrant held, one common share of the Company at a price of $0.75 per common share. Aggregate proceeds of $558,800 were raised from the Unit Offering, of which $5,246 is receivable from subscribers as of September 30, 2009. In addition, the Company received $4,000 in subscriptions received in advance for 10,000 units which have not been issued as of September 30, 2009.

The fair value of the common shares issued in the private placement was determined to be the more easily measurable component and therefore were valued at their fair value, as determined by the closing quoted bid price on the announcement date.  Since the fair value of the common shares was in excess of the price per unit, no value has been assigned to the warrants.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2009 and 2008

6.	Capital stock (continued)

d)	On December 19, 2008, the Company issued 100,000 common shares as consideration for consulting services.

7.	Share purchase warrants

On May 20, 2009 1,397,000 share purchase warrants expired without having been exercised. As of September 30, 2009, Nil (2008 – 1,397,000) share purchase warrants are outstanding.

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

9.	Income taxes

The Company has available losses and unclaimed start up costs of approximately $1,221,000 for US income tax purposes, which may be carried forward to reduce taxable income in future years.

Deferred tax benefits related to the start up costs have not been recorded due to uncertainty regarding their utilization.

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

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no additional material subsequent events to report.