Form 10-Q
period 2009-12-31
Scout Exploration, Inc
filed 2012-09-04
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

☐           Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

There are 13,947,000 common shares of Scout Exploration, Inc. issued and outstanding as of August 29, 2012.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

December 31, 2009

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Balance Sheets
(Unaudited) (Presented in US Dollars)

	(Unaudited) December 31, 2009	September 30, 2009

Assets	$-	$-

Liabilities
Current
Bank indebtedness	$4,479	$282
Accounts payable and accrued liabilities (note 4)	228,311	209,864
Due to related parties (note 4)	22,553	21,628
	255,343	231,774

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (September 30, 2009 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (September 30, 2009 - 8,947,000)	8,947	8,947
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(5,246)	(5,246)
Additional paid in capital	996,853	996,853
Deficit accumulated during the exploration stage	(1,259,997)	(1,236,428)
	(255,343)	(231,774)
	$-	$-

Going Concern (Note 1)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Stockholders' Deficit
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to December 31, 2009
						Deficit
						accumulated
	Shares of		Additional	Subscriptions		during the
	common	Capital	paid-in	received	Subscriptions	exploration
	stock	stock	capital	in advance	receivable	stage	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Issue common shares for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
Issue common shares for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Issuance of common stock for cash
and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions
receivable	-	-	-	-	75,000	-	75,000
Issuance of common stock for
for consulting services	150,000	150	74,850	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Cash received for subscriptions
receivable	-	-	-	-	17,754	-	17,754
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(23,569)	(23,569)
Balance December 31, 2009	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,259,997)	$(255,343)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through December 31	Three months ended December 31
	2009	2009	2008

Administrative expenses
Accounting and audit	$180,406	$4,000	$6,901
Bank charges and interest	9,703	40	113
Consulting fees	117,983	-	15,000
Directors’ fees (note 4)	80,000	6,000	6,000
Filing fees, dues and subscriptions	16,710	-	156
Foreign exchange loss (gain)	19,483	1,978	(3,593)
Legal	137,722	811	180
Magazine rights	5,100	-	-
Management fees (note 4)	35,575	-	-
Office and administration (note 4)	154,375	10,140	9,116
Promotion and travel	57,144	-	1,609
Transfer agent	18,176	600	600
	832,377	23,569	36,082

Resource property expenses
Acquisition costs	30,000	-	-
Exploration costs	860	-	-
	30,860	-	-

Loss from impairment of investment	396,760	-	-

Loss and comprehensive loss	$(1,259,997)	$(23,569)	$(36,082)

Basic and diluted loss per share		$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding		8,947,000	8,860,043

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through December 31	Three months ended December 31
	2009	2009	2008

Cash flows from operating activities
Net loss	$(1,259,997)	$(23,569)	$(36,082)
Adjustments to reconcile net loss to net cash
used in operating activities
Services settled by issuance of stock	115,100	-	15,000
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Foreign exchange	11,582	(10)	(171)
Changes in operating assets and liabilities
Prepaid expenses	-	-	4,280
Accounts payable and accrued liabilities	220,847	18,447	(8,935)
	(495,228)	(5,132)	(25,908)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-
	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	-
Advances from related parties	22,553	925	-
Bank indebtedness	4,479	4,197	-
	916,586	5,122	-

Effect of exchange rate changes on cash	(4,118)	10	171

(Decrease) increase in cash	-	-	(25,737)

Cash at beginning of the period	-	-	31,560

Cash at end of the period	$-	$-	$5,823

Supplemental disclosure with respect to cash flows (Note 5)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2009

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

At December 31, 2009, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $255,343. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Basis of presentation

The interim financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2009 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the period presented is not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited, except for the balance sheet at September 30, 2009, which has been derived from the audited financial statements at that date.

3.	Resource properties

On March 4, 2006 the Company signed a letter of agreement with a non-arms length private Canadian Corporation for a 100% interest in and to the Wheaton River AAV 1-9 Claims situated in the Whitehorse Mining District of the Yukon Territory, Canada. Terms of the purchase require a cash payment of $5,000 by March 31, 2006 (paid) and $20,000 on or before September 30, 2006 (subsequently deferred until such a time as the Company is able to secure financing), and the issuance of 500,000 common shares of the Company (issued at fair value of $0.05 per common share). The Vendor will retain a 3% net smelter royalty, up to 2% of which can be re-purchased for $2,000,000.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2009

4.	Related party transactions

a)	During the period ended December 31, 2009, directors’ fees of $6,000 (2008 - $6,000) were paid or accrued to two Directors of the Company.

b)	During the period ended December 31, 2009, office and administration fees and management fees of $10,140 (2008 - $9,116) were paid or accrued to corporations controlled by a Director of the Company.

c)
At December 31, 2009, $37,392 (September 30, 2009 - $64,630) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
As of December 31, 2009, advances due to directors in the amount of of $22,553 (September 30, 2009 – $21,628) are outstanding. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

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

December 31, 2009

6.	Financial instruments and risk management

a)	Fair value

The Company’s financial instruments include bank indebtedness, accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

At December 31, 2009 the Company had the following financial assets and liabilities denominated in Canadian dollars:

CDN Dollars
Bank indebtedness	$4,980
Accounts payable and accrued liabilities	$117,719

At December 31, 2009 CDN dollar amounts were converted at a rate of $1.05 Canadian dollars to $1.00 US dollar.

7.	Subsequent events

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the three months ended December 31, 2009, and notes related thereto appearing elsewhere in this report.

Plan of Operations

Over the next year our plan of operations is to review our existing mineral property, evaluate potential acquisitions of additional mineral properties, and secure financing for the Company to carry out its operations.

As of December 31, 2009, we had $0 cash on hand and negative working capital of $255,343.

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

Results of Operations

General and administrative expenses have decreased from $36,082 for the three months ended December 31, 2008 to $23,569 for the three months ended December 31, 2009, mainly due to reduced consulting fees.

Our loss for the three months ended December 31, 2009 was $23,569 as compared to $36,082 for the three months ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  September 4, 2012

SCOUT EXPLORATION, INC.

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer