Form 10-Q
period 2010-06-30
Scout Exploration, Inc
filed 2012-09-06
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

June 30, 2010

Scout Exploration, Inc.
(a Development Stage Company)
(Unaudited) (Presented in US Dollars)

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Balance Sheets
(Unaudited) (Presented in US Dollars)

	(Unaudited) June 30, 2010	September 30, 2009

Assets
Current
Cash	$202	$-

Liabilities
Current
Bank indebtedness	$-	$282
Accounts payable and accrued liabilities (note 5)	253,214	209,864
Note payable (note 4)	13,705	-
Due to related parties (note 5)	22,678	21,628
	289,597	231,774

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (September 30, 2009 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (September 30, 2009 - 8,947,000)	8,947	8,947
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(5,246)	(5,246)
Additional paid in capital	996,853	996,853
Deficit accumulated during the exploration stage	(1,294,049)	(1,236,428)
	(289,395)	(231,774)
	$202	$-

Going Concern (Note 1)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Stockholders' Deficit
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to June 30, 2010
						Deficit
						accumulated
	Shares of		Additional	Subscriptions		during the
	common	Capital	paid-in	received	Subscriptions	exploration
	stock	stock	capital	in advance	receivable	stage	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Issue common shares for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
Issue common shares for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Issuance of common stock for cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for
subscriptions receivable	-	-	-	-	75,000	-	75,000
Issuance of common stock
for consulting services	150,000	150	74,850	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Cash received for
subscriptions receivable	-	-	-	-	17,754	-	17,754
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(57,621)	(57,621)
Balance June 30, 2010	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,294,049)	$(289,395)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through June 30	Three months ended June 30		Nine months ended June 30
	2010	2010	2009	2010	2009

Administrative expenses
Accounting and audit	$187,906	$3,500	$4,562	$11,500	$19,371
Bank charges and interest	13,513	1,889	4,097	3,850	4,267
Consulting fees	117,983	-	869	-	15,869
Directors’ fees (note 5)	92,000	12,000	6,000	18,000	18,000
Filing fees, dues and subscriptions	16,824	(719)	1,004	114	5,391
Foreign exchange loss (gain)	18,135	(5,697)	5,223	630	638
Legal	138,207	-	-	1,296	269
Magazine rights	5,100	-	-	-	-
Management fees (note 5)	35,575	-	-	-	-
Office and administration (note 5)	164,666	-	9,187	20,431	26,905
Promotion and travel	57,144	-	300	-	1,909
Transfer agent	19,376	1,200	600	1,800	1,800
	866,429	12,173	31,842	57,621	94,419

Resource property expenses
Acquisition costs	30,000	-	-	-	-
Exploration costs	860	-	-	-	-
	30,860	-	-	-	-

Loss from impairment of investment	396,760	-	-	-	-

Loss and comprehensive loss	$(1,294,049)	$(12,173)	$(31,842)	$(57,621)	$(94,419)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding		8,947,000	8,947,000	8,947,000	8,917,696

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through June 30	Nine months ended June 30
	2010	2010	2009

Cash flows from operating activities
Net loss	$(1,294,049)	$(57,621)	$(94,419)
Adjustments to reconcile net loss to net cash
used in operating activities
Services settled by issuance of stock	115,100	-	15,000
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Unrealized foreign exchange	17,185	5,593	410
Accrued interest	1,854	1,854	-
Changes in operating assets and liabilities
Prepaid expenses	-	-	4,280
Accounts payable and accrued liabilities	240,435	38,035	9,157
	(502,235)	(12,139)	(65,572)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	17,754
Advances from related parties	22,678	1,050	21,628
Proceeds from issuance of note	11,851	11,851	-
Repayment of bank indebtedness	-	(282)	-
	924,083	12,619	39,382

Effect of exchange rate changes on cash	(4,406)	(278)	(410)

(Decrease) increase in cash	202	202	(26,600)

Cash at beginning of the period	-	-	31,560

Cash at end of the period	$202	$202	$4,960

Supplemental disclosure with respect to cash flows (Note 6)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2010

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

At June 30, 2010, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $289,395. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2010

4.	Note payable

The note payable has a principal amount of $10,000, bears interest at 25% per annum, and was due on June 21, 2010. As further consideration the lender will be issued shares of the Company’s capital stock having an aggregate value of $2,500.

The interest and principal were not paid as required on the maturity date and the note is currently in default.

5.	Related party transactions

a)	During the period ended June 30, 2010, directors’ fees of $18,000 (2009 - $18,000) were paid or accrued to two directors of the Company.

b)	During the period ended June 30, 2010, office and administration fees and management fees of $20,431 (2009 - $26,624) were paid or accrued to corporations controlled by a Director of the Company.

c)
At June 30, 2010, $100,604 (September 30, 2009 - $64,630) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
As of June 30, 2010, advances due to directors in the amount of $22,678 (September 30, 2009 – $21,628) are outstanding. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange amount which represented the consideration established and agreed to by the related parties.

6.	Supplemental disclosure with respect to cash flows

Supplemental cash flow information for the six months ended June 30 is as follows:

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

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2010

7.	Financial instruments and risk management (continued)

b)	Foreign exchange risk

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

At June 30, 2010 the Company had the following financial assets and liabilities denominated in Canadian dollars:

CDN Dollars
Cash	$49
Accounts payable and accrued liabilities	$125,929

At June 30, 2010 CDN dollar amounts were converted at a rate of $1.06 Canadian dollars to $1.00 US dollar.

8.	Subsequent events

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the three and nine months ended June 30, 2010, and notes related thereto appearing elsewhere in this report.

Plan of Operations

Over the next year our plan of operations is to review our existing mineral property, evaluate potential acquisitions of additional mineral properties, and secure financing for the Company to carry out its operations.

As of June 30, 2010, we had $202 cash on hand and negative working capital of $289,395.

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

Results of Operations

General and administrative expenses were decreased for the three months ended June 30, 2010 at $12,173 compared to $31,842 for the three months ended June 30, 2009, mainly as a result of a foreign exchange gain and reduced office and administration.

Our loss for the three months ended June 30, 2010 was $12,173 as compared to $31,842 for the three months ended June 30, 2009.

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

Date:  September 6, 2012

SCOUT EXPLORATION, INC.

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer