Form 10-K
period 2010-09-30
Scout Exploration, Inc
filed 2012-09-12
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended: September 30, 2010

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
Yes ☐    No ☐ N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 13,947,000 shares of Common Stock, par value $.001, as of September 11, 2012.

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

Our principal executive office is located at 609 -475 Howe Street, Vancouver, B.C. Canada. Our phone number is (604) 682-1643.  Our Internet address is http://www.scoutexploration.com. Information on our website is not, however, part of this report.

Letter of Intent with IDS Offshore Inc.

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

None.

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

As of September 30, 2010, we had cash on hand of $59 and negative working capital of $305,262.

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

Results of Operations

General and administrative expenses have decreased from $167,156 for the year ended September 30, 2009 to $73,488 for the year ended September 30, 2010, mainly due to reductions in legal and professional fees.

Our loss for the year ended September 30, 2010 was $73,488 as compared to $167,156 for the year ended September 30, 2009. The decrease was due to reduced general and administrative expenses as discussed above.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2010, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and directors as of September 11, 2012:

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

Item 11. Executive Compensation

We paid or accrued to Jason Walsh, our Secretary and Treasurer and one of our directors, $12,000 in the year ended September 30, 2010, as a director’s fee.  We also paid or accrued to a company controlled by Jason Walsh office and administration fees of $20,431 in the year ended September 30, 2010.  We paid or accrued to Shane Ivancoe, one of our directors, $12,000 in the year ended September 30, 2010 as a director’s fee.

Stock Option Grants

We have not granted any stock options to our executive officers since our inception.

Consulting Agreements

We are a party to an agreement for services with Bua Group Holdings Ltd. dated October 1, 2006.  Pursuant to this agreement, we are obligated to pay Bua Group Holdings Cdn$3,750 per month for services and expenses.  The principals of Bua Group Holdings are Jason Walsh, our Secretary and Treasurer and one of our directors, and Ralf Hillebrand.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding stock as of September 11, 2012, and by the officers and directors, individually or as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

$0.001 Par Value Common Stock	John Roozendaal President and Director c/o Scout Exploration, Inc. 15707 Rockfield Boulevard, Suite 101 Irvine, California 92618	60,000	(1)	0.43%

$0.001 Par Value Common Stock	Rene Lange Director c/o Scout Exploration, Inc. 609-475 Howe Street Vancouver, BC V6C 2B3	5,000,000	(2)	35.9%

$0.001 Par Value Common Stock	All officers and directors as a group	5,060,000		36.3%

$0.001 Par Value Common Stock	Shane Ivancoe Former Director c/o Scout Exploration, Inc. 609-475 Howe Street Vancouver, BC V6C 2B3	850,000		6.1%

(1)	These shares are held by 667981 BC Ltd., a company controlled by Mr. Roozendaal.
(2)	These shares are held by IDS Offshore Inc., a company controlled by Mr. Lange.

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

Office Space Arrangement

We paid Bua Group Holdings Ltd. office and administration fees of $20,431 in the year ended September 30, 2010.

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

Agreement with Bua Group Holdings Ltd.

We are a party to an agreement for services with Bua Group Holdings Ltd. dated October 1, 2006.  Pursuant to this agreement, we are obligated to pay Bua Group Holdings Cdn$3,750 per month for services and expenses.  The principals of Bua Group Holdings are Jason Walsh, our Secretary and Treasurer and one of our directors, and Ralf Hillebrand.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us by our principal accountant, MacKay LLP, for professional services rendered for the fiscal years ended September 30, 2010 and 2009.

1.    Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended September 30, 2008, and for review of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years. Fees billed in 2009 were $49,441. Fees billed in 2010 were $Nil.

2.    Audit-Related Fees. Consists of fees billed for services rendered to us for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.  Fees billed: None.

3.    Tax Fees. Consists of fees billed for services rendered to us for tax services, which generally include fees for corporate tax planning, consultation and compliance.  Fees billed in 2009 and 2010 were $Nil.

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

Item 15. Exhibits

The following documents have been filed as a part of this annual report:

Exhibit No.
3.1	* Articles of Incorporation (Charter Document)
3.2	* Certificate of Amendment
3.3	* Bylaws
10.1	* Iscis Holdings Ltd. Mineral Property Purchase Agreement
10.2	** Contract for services with Bua Group Holdings Ltd. dated October 1, 2006.
10.3	*** Share Purchase Agreement with Brian Mahood and Kerrisdale Resources Ltd.
10.4	*** Management Agreement with Kerrisdale Consulting Inc.
10.5	*** General Security Agreement by and among Kerrisdale Resources Ltd. and Brian Mahood.
31.1	Rule 13A-14(A) Certification, President and Chief Executive Officer
31.2	Rule 13A-14(A) Certification, Treasurer and Principal Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002, Treasurer and Principal Accounting Officer

* Previously filed with the Securities and Exchange Commission on August 10, 2006 as exhibits to our Registration Statement on Form SB-2.
** Previously filed with the Securities and Exchange Commission on February 13, 2007 as an exhibit to our Quarterly Report on Form 10-QSB.
*** Previously filed with the Securities and Exchange Commission on August 21, 2008 as an exhibit to our Quarterly Report on Form 10-QSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUT EXPLORATION, INC.

Dated: September 11, 2012

By: /s/ John Roozendaal
Name:   John Roozendaal
Title:     President and Chief Executive Officer

By: /s/ Jason Walsh
Name:   Jason Walsh
Title:    Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 11, 2012

By: /s/ John Roozendaal
Name:   John Roozendaal
Title:     President and Chief Executive Officer
Director

By: /s/ Jason Walsh
Name:   Jason Walsh
Title:     Secretary, Treasurer and Principal Accounting Officer
Director

By: /s/ Rene Lange
Name:   Rene Lange
Title:     Director

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Financial Statements
(presented in US dollars)

September 30, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Scout Exploration, Inc.

We have audited the balance sheets of Scout Exploration, Inc. as at September 30, 2010 and 2009, and the statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2010 in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada.	“MacKay LLP”
August 30, 2012	Chartered Accountants

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Balance Sheets
(Presented in US Dollars)

As at September 30	2010	2009

Assets
Current
Cash	$59	$-

Liabilities
Current
Bank indebtedness	$-	$282
Accounts payable and accrued liabilities (note 6)	268,207	209,864
Note payable (note 5)	14,336	-
Due to related parties (note 6)	22,778	21,628
	305,321	231,774

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2009 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (2009 - 8,947,000)	8,947	8,947
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(5,246)	(5,246)
Additional paid in capital	996,853	996,853
Deficit accumulated during the exploration stage	(1,309,916)	(1,236,428)
	(305,262)	(231,774)
	$59	$-

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statements of Stockholders' Deficit
(Presented in US Dollars)

From Incorporation on February 1, 1999 to September 30, 2010
						Deficit
	Shares of		Additional	Subscriptions		accumulated
	common	Capital	paid-in	received	Subscriptions	during the
	stock	stock	capital	in advance	receivable	exploration stage	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Issue common shares for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
Issue common shares for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Issuance of common stock for cash and subscription
receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	75,000
Issuance of common stock for consulting services	150,000	150	74,850	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Cash received for subscriptions receivable	-	-	-	-	17,754	-	17,754
Shares issued for consulting services	100,000	100	14,900				15,000
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(73,488)	(73,488)
Balance September 30, 2010	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,309,916)	$(305,262)

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statements of Operations
(Presented in US Dollars)
	Cumulative from inception through September 30,	Year Ended September 30,
	2010	2010	2009

Administrative expenses
Accounting and audit	$192,406	$16,000	$36,292
Bank charges and interest	14,187	4,524	6,708
Consulting fees	117,983	-	15,869
Directors’ fees (note 6)	98,000	24,000	24,000
Filing fees, dues and subscriptions	16,824	114	6,145
Foreign exchange loss	22,228	4,723	8,279
Legal	138,207	1,296	28,692
Magazine rights	5,100	-	-
Management fees (note 6)	35,575	-	-
Office and administration (note 6)	164,666	20,431	36,730
Promotion and travel	57,144	-	2,041
Transfer agent	19,976	2,400	2,400
	882,296	73,488	167,156

Resource property expenses
Acquisition costs	30,000	-	-
Exploration costs	860	-	-
	30,860	-	-

Loss from impairment of investment	396,760	-	-

Loss and comprehensive loss	$(1,309,916)	$(73,488)	$(167,156)

Basic and diluted loss per share		$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding		8,947,000	8,925,356

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statements of Cash Flows
(Presented in US Dollars)

	Cumulative from inception through September 30,	Year Ended September 30,
	2010	2010	2009

Cash flows from operating activities
Net loss	$(1,309,916)	$(73,488)	$(167,156)
Adjustments to reconcile net loss to net cash used in
operating activities
Consulting services settled by issuance of common stock	115,100	-	15,000
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Unrealized foreign exchange	11,228	(364)	7,639
Accrued interest	4,336	4,336	-
Changes in operating assets and liabilities
Prepaid expenses	-	-	4,280
Accounts payable and accrued liabilities	261,107	58,707	69,188
	(500,905)	(10,809)	(71,049)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	17,754
Advances from related parties	22,778	1,150	21,628
Bank indebtedness	-	(282)	282
Proceeds from issuance of note payable	10,000	10,000	-
	922,332	10,868	39,664

Effect of exchange rate changes on cash	(4,128)	-	(175)

Increase (decrease) in cash	59	59	(31,560)

Cash at beginning of the year	-	-	31,560

Cash at end of the year	$59	$59	$-

Supplemental disclosure with respect to cash flows
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2010 and 2009

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

At September 30, 2010, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $305,262. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2010 and 2009

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

September 30, 2010 and 2009

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

There were no options granted during the years ended September 30, 2010 or 2009, nor since inception.

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

September 30, 2010 and 2009

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

The note payable has a principal amount of $10,000, bears interest at 25% per annum, and is due on June 21, 2010. As further consideration the lender will be issued shares of the Company’s capital stock having an aggregate value of $2,500. The principal amount, interest, and shares are all still outstanding subsequent to year-end.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2010 and 2009

6.	Related party transactions

a)	During the year ended September 30, 2010, directors’ fees of $24,000 (2009 - $24,000) were paid or accrued to two Directors of the Company.

b)	During the year ended September 30, 2010, office and administration fees and management fees of $20,431 (2009 - $36,386) were charged by corporations controlled by a Director of the Company.

c)
At September 30, 2010, $106,604 (2009 - $64,630) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balances are due on demand, have no specific terms of repayment, are non-interest bearing, unsecured, and accordingly fair value cannot be reliably determined.

d)
As of September 30, 2010, directors of the Company have advanced $22,778 in short term loans to the Company. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

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

8.	Income taxes

The Company has available losses and unclaimed start up costs of approximately $1,295,000 for US income tax purposes, which may be carried forward to reduce taxable income in future years.

Future tax benefits related to the start up costs have not been recorded due to uncertainty regarding their utilization.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2010 and 2009

9.	Subsequent events

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