Form 10-Q
period 2010-12-31
Scout Exploration, Inc
filed 2012-09-14
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

There are 13,947,000 common shares of Scout Exploration, Inc. issued and outstanding as of September 14, 2012.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

December 31, 2010

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Balance Sheets
(Presented in US Dollars)

	(Unaudited) December 31, 2010	September 30, 2010

Assets
Current
Cash	$23	$59

Liabilities
Current
Bank indebtedness	$-	$-
Accounts payable and accrued liabilities (note 4)	281,038	268,207
Note payable (note 6)	14,966	14,336
Due to related parties (note 4)	22,778	22,778
	318,782	305,321

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (September 30, 2010 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (September 30, 2010 - 8,947,000)	8,947	8,947
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(5,246)	(5,246)
Additional paid in capital	996,853	996,853
Deficit accumulated during the exploration stage	(1,323,413)	(1,309,916)
	(318,759)	(305,262)
	$23	$59

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Stockholders' Deficit
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to December 31, 2010

						Deficit
	Shares of		Additional	Subscriptions		accumulated
	common	Capital	paid-in	received	Subscriptions	during the
	stock	stock	capital	in advance	receivable	exploration stage	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Issue common shares for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
Issue common shares for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Issuance of common stock
for cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for
subscriptions receivable	-	-	-	-	75,000	-	75,000
Issuance of common stock for
for consulting services	150,000	150	74,850	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Cash received for
subscriptions receivable	-	-	-	-	17,754	-	17,754
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(73,488)	(73,488)
Balance September 30, 2010	8,947,000	8,947	996,853	4,100	(5,246)	(1,309,916)	(305,262)
Net loss	-	-	-	-	-	(13,497)	(13,497)
Balance December 31, 2010	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,323,413)	$(318,759)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through December 31,	Three months ended December 31,
	2010	2010	2009

Administrative expenses
Accounting and audit	$194,406	$2,000	$4,000
Bank charges and interest	15,866	1,679	40
Consulting fees	117,983	-	-
Directors’ fees (note 4)	104,000	6,000	6,000
Filing fees, dues and subscriptions	16,824	-	-
Foreign exchange loss (gain)	25,446	3,218	1,978
Legal	138,207	-	811
Magazine rights	5,100	-	-
Management fees	35,575	-	-
Office and administration (note 4)	164,666	-	10,140
Promotion and travel	57,144	-	-
Transfer agent	20,576	600	600
	895,793	13,497	23,569

Resource property expenses
Acquisition costs	30,000	-	-
Exploration costs	860	-	-
	30,860	-	-

Loss from impairment of investment	396,760	-	-

Loss and comprehensive loss	$(1,323,413)	$(13,497)	$(23,569)

Basic and diluted loss per share		$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding		8,947,000	8,947,000

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through December 31,	Three months ended December 31,
	2010	2010	2009

Cash flows from operating activities
Net loss	$(1,323,413)	$(13,497)	$(23,569)
Adjustments to reconcile net loss to net cash
used in operating activities
Services settled by issuance of stock	115,100	-	-
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Foreign exchange	11,228	-	(10)
Accrued interest expense	4,966	630	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	273,938	12,831	18,447
	(500,941)	(36)	(5,132)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-
	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	-
Advances from related parties	22,778	-	925
Bank indebtedness	-	-	4,197
Proceeds from issuance of note payable	10,000	-	-
	922,332	-	5,122

Effect of exchange rate changes on cash	(4,128)	-	10

(Decrease) increase in cash	23	(36)	-

Cash at beginning of the period	-	59	-

Cash at end of the period	$23	$23	$-

Supplemental disclosure with respect to cash flows (Note 5)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2010

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

At December 31, 2010, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $318,759. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Basis of presentation

The interim financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2010 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the period presented is not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited, except for the balance sheet at September 30, 2010, which has been derived from the audited financial statements at that date.

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

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2010

4.	Related party transactions

a)	During the period ended December 31, 2010, directors’ fees of $6,000 (2009 - $6,000) were paid or accrued to two Directors of the Company.

b)	During the period ended December 31, 2010, office and administration fees and management fees of $Nil (2009 - $10,140) were paid or accrued to corporations controlled by a Director of the Company.

c)
At December 31, 2010, $112,927 (September 30, 2010 - $106,604) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
As of December 31, 2010, advances due to directors in the amount of $22,778 (September 30, 2010 – $22,778) are outstanding. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

5.	Supplemental disclosure with respect to cash flows

Supplemental cash flow information for the three months ended December 31 is as follows:

	2010	2009
Interest paid	$-	$-
Income taxes paid	$-	$-

6.	Note payable

The note payable has a principal amount of $10,000, bears interest at 25% per annum, and is due on June 21, 2010. As further consideration the lender will be issued shares of the Company’s capital stock having an aggregate value of $2,500. The principal amount, interest, and shares are all still outstanding subsequent to the period ended December 31, 2010.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2010

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

At December 31, 2010 the Company had the following financial assets and liabilities denominated in Canadian dollars:

CDN Dollars
Cash	$12
Accounts payable and accrued liabilities	$125,929

At December 31, 2010 CDN dollar amounts were converted at a rate of $0.99 Canadian dollars to $1.00 US dollar.

8.	Subsequent events

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

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no additional material subsequent events to report

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the three months ended December 31, 2010, and notes related thereto appearing elsewhere in this report.

Plan of Operations

Over the next year our plan of operations is to review our existing mineral property, evaluate potential acquisitions of additional mineral properties, and secure financing for the Company to carry out its operations.

As of December 31, 2010, we had $23 cash on hand and negative working capital of $318,759.

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

Results of Operations

General and administrative expenses have decreased from $23,569 for the three months ended December 31, 2009 to $13,497 for the three months ended December 31, 2010, mainly due to reduced office and administration expenses.

Our loss for the three months ended December 31, 2010 was $13,497 as compared to $23,569 for the three months ended December 31, 2009.

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

Date:  September 14, 2012

SCOUT EXPLORATION, INC.

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer