Form 10-Q
period 2011-06-30
Scout Exploration, Inc
filed 2012-09-17
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

June 30, 2011

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Balance Sheets
(Unaudited) (Presented in US Dollars)

	(Unaudited) June 30, 2011	September 30, 2010

Assets
Current
Cash	$3,072	$59

Liabilities
Current
Accounts payable and accrued liabilities (note 5)	$325,559	$268,207
Notes payable (note 4)	24,725	14,336
Due to related parties (note 5)	22,778	22,778
	373,062	305,321

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (September 30, 2010 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (September 30, 2010 - 8,947,000)	8,947	8,947
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(5,246)	(5,246)
Additional paid in capital	996,853	996,853
Deficit accumulated during the exploration stage	(1,374,644)	(1,309,916)
	(369,990)	(305,262)
	$3,072	$59

Going Concern (Note 1)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Stockholders' Deficit
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to June 30, 2011

						Deficit
	Shares of		Additional	Subscriptions		accumulated
	common	Capital	paid-in	received	Subscriptions	during the
	stock	stock	capital	in advance	receivable	exploration stage	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Issue common shares for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
Issue common shares for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Issuance of common stock
for cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for
subscriptions receivable	-	-	-	-	75,000	-	75,000
Issuance of common stock
for consulting services	150,000	150	74,850	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Cash received for subscriptions
receivable	-	-	-	-	17,754	-	17,754
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(73,488)	(73,488)
Balance September 30, 2010	8,947,000	8,947	996,853	4,100	(5,246)	(1,309,916)	(305,262)
Net loss	-	-	-	-	-	(64,728)	(64,728)
Balance June 30, 2011	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,374,644)	$(369,990)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through June 30,	Three months ended June 30,		Nine months ended June 30,
	2011	2011	2010	2011	2010

Administrative expenses
Accounting and audit	$198,406	$2,000	$3,500	$6,000	$11,500
Bank charges and interest	17,643	957	1,889	3,456	3,850
Consulting fees	117,983	-	-	-	-
Directors’ fees (note 5)	116,000	6,000	6,000	18,000	18,000
Filing fees, dues and subscriptions	18,144	-	(719)	1,320	114
Foreign exchange loss (gain)	30,720	740	(5,697)	8,492	630
Legal	138,207	-	-	-	1,296
Magazine rights	5,100	-	-	-	-
Management fees	35,575	-	-	-	-
Office and administration (note 5)	188,463	12,263	-	23,797	20,431
Promotion and travel	57,144	-	-	-	-
Transfer agent	21,776	600	600	1,800	1,800
	945,161	22,560	5,573	62,865	57,621

Resource property expenses
Acquisition costs	30,000	-	-	-	-
Exploration costs	2,723	1,863	-	1,863	-
	32,723	1,863	-	1,863	-

Loss from impairment of investment	396,760	-	-	-	-

Loss and comprehensive loss	$(1,374,644)	$(24,423)	$(5,573)	$(64,728)	$(57,621)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding		8,947,000	8,947,000	8,947,000	8,947,000

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through June 30,	Nine months ended June 30,
	2011	2011	2010

Cash flows from operating activities
Net loss	$(1,374,644)	$(64,728)	$(57,621)
Adjustments to reconcile net loss to net cash
used in operating activities
Services settled by issuance of stock	115,100	-	-
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Unrealized foreign exchange	19,720	8,492	5,593
Accrued interest	6,653	2,317	1,854
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	309,917	48,810	38,035
	(506,014)	(5,109)	(12,139)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	-
Advances from related parties	22,778	-	1,050
Proceeds from issuance of notes	18,072	8,072	11,851
Repayment of bank indebtedness	-	-	(282)
	930,404	8,072	12,619

Effect of exchange rate changes on cash	(4,078)	50	(278)

(Decrease) increase in cash	3,072	3,013	202

Cash at beginning of the period	-	59	-

Cash at end of the period	$3,072	$3,072	$202

Supplemental disclosure with respect to cash flows (Note 6)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2011

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

At June 30, 2011, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $369,990. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2011

4.	Notes payable

Notes payable comprise three notes.

The first note has a principal amount of $10,000, bears interest at 25% per annum, and was due on June 21, 2010. As further consideration the lender will be issued shares of the Company’s capital stock having an aggregate value of $2,500. The principal amount, interest, and shares are all still outstanding subsequent to the period ended June 30, 2011.

The second note has a principal amount of $5,000, bears interest at 15% per annum, and is due on demand.

The third note has a principal amount of $3,072, bears interest at 15% per annum, and is due on demand.

5.	Related party transactions

a)	During the nine months ended June 30, 2011, directors’ fees of $18,000 (2010 - $18,000) were paid or accrued to two Directors of the Company.

b)	During the nine months ended June 30, 2011, office and administration fees and management fees of $23,797 (2010 - $20,431) were paid or accrued to corporations controlled by a Director of the Company.

c)
At June 30, 2011, $150,903 (September 30, 2010 - $106,604) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
As of June 30, 2011, advances due to directors in the amount of $22,778 (September 30, 2010 – $22,778) are unsecured outstanding. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

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

June 30, 2011

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

At June 30, 2011 the Company had the following financial assets and liabilities denominated in Canadian dollars:

CDN Dollars
Cash	$1,290
Accounts payable and accrued liabilities	$138,333

At June 30, 2011 CDN dollar amounts were converted at a rate of 0.96 Canadian dollars to 1 US dollar.

8.	Subsequent events

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the nine months ended June 30, 2011, and notes related thereto appearing elsewhere in this report.

Plan of Operations

Over the next year our plan of operations is to review our existing mineral property, evaluate potential acquisitions of additional mineral properties, and secure financing for the Company to carry out its operations.

As of June 30, 2011, we had $3,072 cash on hand and negative working capital of $369,990.

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

Results of Operations

General and administrative expenses have increased from $57,621 for the nine months ended June 30, 2010 to $62,865 for the nine months ended June 30, 2011, mainly due to foreign exchange losses.

Our loss for the nine months ended June 30, 2011 was $64,728 as compared to $57,621 for the nine months ended June 30, 2010.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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