Form 10-K
period 2011-09-30
Scout Exploration, Inc
filed 2012-09-24
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended: September 30, 2011

☐   Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ____________ to _____________

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
Yes ☐     No ☐ N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 13,947,000 shares of Common Stock, par value $.001, as of September 24, 2012

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

ii

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

Our principal executive office is located at 609-475 Howe Street, Vancouver, BC Canada V6C 2B3. Our phone number is (604) 682-1643. Our Internet address is http://www.scoutexploration.com. Information on our website is not, however, part of this report.

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

Item 2.  Properties

Our executive offices are located at 609-475 Howe Street, Vancouver, BC Canada V6C 2B3. We also have 9 mineral claims in the Yukon Territory.

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

Quarter Ending	High	Low
March 31, 2012	$0.14	$0.01
December 31, 2011	$0.16	$0.05
September 30, 2011	$0.15	$0.08
June 30, 2011	$0.24	$0.02
March 31, 2011	$0.23	$0.06
December 31, 2010	$0.06	$0.01
September 30, 2010	$0.01	$0.01
June 30, 2010	$0.02	$0.01
March 31, 2010	$0.09	$0.02
December 31, 2009	$0.11	$0.04
September 30, 2009	$0.25	$0.04
June 30, 2009	$0.25	$0.07
March 31, 2009	$0.11	$0.04
December 31, 2008	$0.20	$0.10
September 30, 2008	$0.58	$0.20
June 30, 2008	$0.59	$0.40
March 31, 2008	$0.60	$0.32
December 31, 2007	$0.51	$0.31
September 30, 2007	$0.58	$0.23
June 30, 2007	$0.72	$0.35
March 31, 2007	$0.91	$0.11
December 31, 2006	$0.25	$0.02

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

As of September 30, 2011, we had cash on hand of $2,930 and negative working capital of $380,584.

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

Results of Operations

General and administrative expenses remain largely unchanged from $73,488 for the year ended September 30, 2010 to $73,459 for the year ended September 30, 2011.

Our loss for the year ended September 30, 2011 was $75,322 as compared to $73,488 for the year ended September 30, 2010.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and directors as of September 24, 2012:

NAME OF DIRECTOR	AGE	TERM SERVED	POSITIONS WITH COMPANY
John Roozendaal	44	Since December 13, 2007	President and Director
Jason Walsh	41	Since March 3, 2006	Secretary, Treasurer and Director
Rene Lange	41	Since July 31, 2012	Director

On December 13, 2007, our Board of Directors increased the number of its members to three. On that same date, Kathleen Scalzo resigned as our President and Treasurer and as a director. Our remaining director, Shane Ivancoe, appointed Jason Walsh and John Roozendaal as directors to fill the vacancies on the Board of Directors and, also, appointed John Roozendaal as our President and Jason Walsh as our Treasurer. Shane Ivancoe resigned January 15, 2012.  Rene Lange was appointed as a director on July 31, 2012.

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

Item 11.  Executive Compensation

We paid or accrued to Jason Walsh, our Secretary and Treasurer and one of our directors, $12,000 in the year ended September 30, 2011, as a director’s fee. We also paid or accrued to a company controlled by Jason Walsh office and administration fees of $34,537 in the in the year ended September 30, 2011. We paid or accrued to Shane Ivancoe, one of our directors, $12,000 in the year ended September 30, 2011 as a director’s fee.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding stock as of September 24, 2012, and by the officers and directors, individually or as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

$0.001 Par Value Common Stock	John Roozendaal President and Director c/o Scout Exploration, Inc. 15707 Rockfield Boulevard, Suite 101 Irvine, California 92618	60,000	(1)	0.4%

$0.001 Par Value Common Stock	Rene Lange Director c/o Scout Exploration, Inc. 609-475 Howe Street Vancouver, BC V6C 2B3	5,000,000	(2)	35.9%

$0.001 Par Value Common Stock	All officers and directors as a group	5,060,000		36.3%

$0.001 Par Value Common Stock	Shane Ivancoe Former Director c/o Scout Exploration, Inc. 609-475 Howe Street Vancouver, BC V6C 2B3	850,000		6.1%

(1)	These shares are held by 667981 BC Ltd., a company controlled by Mr. Roozendaal.
(2)	These shares are held by IDS Offshore Inc., a company controlled by Mr. Lange.

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

Office Space Arrangement

We paid Bua Group Holdings Ltd. office and administration fees of $34,537 in the in the year ended September 30, 2011.

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

Item 14.  Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us by our principal accountant, MacKay LLP, for professional services rendered for the fiscal years ended September 30, 2011 and 2010.

1.    Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended September 30, 2011 and 2010, and for review of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years. Fees billed in 2010 and 2011 were $Nil.

2.    Audit-Related Fees. Consists of fees billed for services rendered to us for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards. Fees billed in 2010 and 2011 were $Nil.

3.    Tax Fees. Consists of fees billed for services rendered to us for tax services, which generally include fees for corporate tax planning, consultation and compliance. Fees billed in 2010 and 2011 were $Nil.

4.    All Other Fees. Consists of fees billed for all other services rendered to us, which generally include fees for consultation regarding computer system controls and human capital consultations. Fees billed in 2010 and 2011 were $Nil.

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

Item 15. Exhibits

The following documents have been filed as a part of this annual report:

Exhibit No.
3.1	* Articles of Incorporation (Charter Document)
3.2	* Certificate of Amendment
3.3	* Bylaws
10.1	* Iscis Holdings Ltd. Mineral Property Purchase Agreement
10.2	** Contract for services with Bua Group Holdings Ltd. dated October 1, 2006
31.1	Rule 13A-14(A) Certification, President and Chief Executive Officer
31.2	Rule 13A-14(A) Certification, Treasurer and Principal Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002, Treasurer and Principal Accounting Officer

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

Dated: September 24, 2012

By: /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name:  Jason Walsh
Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 24, 2012

By: /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer
Director

By: /s/ Jason Walsh
Name:  Jason Walsh
Title: Secretary, Treasurer and Principal Accounting Officer
Director

By: /s/ Rene Lange
Name:  Rene Lange
Title: Director

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Financial Statements
(presented in US dollars)

September 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Scout Exploration, Inc.

We have audited the balance sheets of Scout Exploration, Inc. (an exploration stage company) as at September 30, 2011 and 2010, and the statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2011 in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada.
September 22, 2012	Chartered Accountants

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Balance Sheets
(Presented in US Dollars)

As at September 30	2011	2010	2009

Assets
Current
Cash	$2,930	$59	$-

Liabilities
Current
Accounts payable and accrued liabilities (note 4)	$335,075	$268,207	209,864
Notes payable (note 5)	25,661	14,336	-
Due to related parties (note 4)	22,778	22,778	21,628
	383,514	305,321	231,774

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2010 - Nil)	-	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (2010 - 8,947,000)	8,947	8,947	8,847
Subscriptions received in advance	4,100	4,100	4,100
Subscriptions receivable	(5,246)	(5,246)	(5,246)
Additional paid in capital	996,853	996,853	981,953
Deficit accumulated during the exploration stage	(1,385,238)	(1,309,916)	(1,221,428)
	(380,584)	(305,262)	(231,774)
	$2,930	$59	$-

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statement of Stockholders' Deficit
(Presented in US Dollars)

From Incorporation on February 1, 1999 to September 30, 2011

						Deficit
	Shares of		Additional	Subscriptions		accumulated
	common	Capital	paid-in	received	Subscriptions	during the
	stock	stock	capital	in advance	receivable	exploration stage	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Issue common shares for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
Issue common shares for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Issuance of common stock for
cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	75,000
Issuance of common stock for consulting services	150,000	150	74,850	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Cash received for subscriptions receivable	-	-	-	-	17,754	-	17,754
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(73,488)	(73,488)
Balance September 30, 2010	8,947,000	8,947	996,853	4,100	(5,246)	(1,309,916)	(305,262)
Net loss	-	-	-	-	-	(75,322)	(75,322)
Balance September 30, 2011	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,385,238)	$(380,584)

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statements of Operations
(Presented in US Dollars)
	Cumulative from inception through September 30,	Year Ended September 30,
	2011	2011	2010

Administrative expenses
Accounting and audit	$201,406	$9,000	$16,000
Bank charges and interest	18,598	4,411	4,524
Consulting fees	117,983	-	-
Directors’ fees (note 4)	122,000	24,000	24,000
Filing fees, dues and subscriptions	18,144	1,320	114
Foreign exchange loss (gain)	17,640	(4,588)	4,723
Legal	139,827	1,620	1,296
Magazine rights	5,100	-	-
Management fees	35,575	-	-
Office and administration (note 4)	199,962	35,296	20,431
Promotion and travel	57,144	-	-
Transfer agent	22,376	2,400	2,400
	955,755	73,459	73,488

Resource property expenses
Acquisition costs	30,000	-	-
Exploration costs	2,723	1,863	-
	32,723	1,863	-

Loss from impairment of investment	396,760	-	-

Loss and comprehensive loss	$(1,385,238)	$(75,322)	$(73,488)

Basic and diluted loss per share		$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding		8,947,000	8,947,000

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statements of Cash Flows
(Presented in US Dollars)

	Cumulative from inception through September 30,	Year Ended September 30,
	2011	2011	2010

Cash flows from operating activities
Net loss	$(1,385,238)	$(75,322)	$(73,488)
Adjustments to reconcile net loss to net cash used in
operating activities
Consulting services settled by issuance of common stock	115,100	-	-
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Unrealized foreign exchange	6,640	(4,588)	(364)
Accrued interest	7,589	3,253	4,336
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	332,619	71,512	58,707
	(506,050)	(5,145)	(10,809)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	-
Advances from related parties	22,778	-	1,150
Bank indebtedness	-	-	(282)
Proceeds from issuance of note payable	18,072	8,072	10,000
	930,404	8,072	10,868

Effect of exchange rate changes on cash	(4,184)	(56)	-

Increase in cash	2,930	2,871	59

Cash at beginning of the year	-	59	-

Cash at end of the year	$2,930	$2,930	$59

Supplemental disclosure with respect to cash flows
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2011 and 2010

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

At September 30, 2011, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $380,584. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant accounting policies

(a)	Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts.

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

September 30, 2011 and 2010

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

Income taxes are determined using the asset and liability method in accordance with ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertain income tax positions by recognizing in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

(f)	Financial instruments and fair value measurements

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2011 and 2010

2.	Significant accounting policies (continued)

(f)	Financial instruments and fair value measurements (continued)

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, notes payable and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(g)	Valuation of equity units issued in private placements

The Company has adopted a residual value method with respect to the measurement of shares and warrants issued as private placement units. The residual value method first allocates value to the more easily measurable component based on fair value and then the residual value, if any, to the less easily measurable component.

(h)	Stock based compensation

The Company records compensation expense in the financial statements for share based payments using the fair value method pursuant to ASC 718, “Compensation – Stock Based Compensation” and ASC 505, “Equity Based Payments to Non-Employees”. The fair value of share-based compensation to employees will be determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

There were no options granted during the years ended September 30, 2011 or 2010, nor since inception.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2011 and 2010

2.	Significant accounting policies (continued)

(i)	Foreign currency transactions

The Company’s functional and reporting currency is the U.S. Dollar. All transaction initiated in foreign currencies are translated into U.S. dollars in accordance with ASC 740, “Foreign Currency Translation Matters” as follows:

i)	monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
ii)	non-monetary assets and liabilities at historical rates; and
iii)	revenue and expense items at the average rate of exchange prevailing during the period.

(j)	Loss per share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share”. Diluted loss per share is computed after giving effect to all dilutive potential common shares that are outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants, contingent stock, and conversion of debentures. At September 30, 2011 there were no potentially dilutive instruments outstanding.

(k)	Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

4.	Related party transactions

a)	During the year ended September 30, 2011, directors’ fees of $24,000 (2010 - $24,000) were accrued to two Directors of the Company.

b)	During the year ended September 30, 2011, office and administration fees and management fees of $34,537 (2010 - $20,431) were charged by corporations controlled by a Director of the Company.

c)
At September 30, 2011, $161,083 (2010 - $106,604) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balances are due on demand, have no specific terms of repayment, are non-interest bearing, unsecured, and accordingly fair value cannot be reliably determined.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2011 and 2010

4.	Related party transactions (continued)

d)
As of September 30, 2011, directors of the Company have advanced $22,778 in short term loans to the Company. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

5.	Notes payable

Notes payable comprise of three notes.

The first note has a principal amount of $10,000, bears interest at 25% per annum, and was due on June 21, 2010. As further consideration the lender will be issued shares of the Company’s capital stock having an aggregate value of $2,500. The principal amount, interest, and shares are all still outstanding subsequent to the period ended September 30, 2011.

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

7.	Income taxes

The Company has available losses and unclaimed start up costs of approximately $1,370,000 for US income tax purposes, which may be carried forward to reduce taxable income in future years.

Future tax benefits related to the start up costs have not been recorded due to uncertainty regarding their utilization.

Scout Exploration, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2011 and 2010

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