Form 10-Q
period 2012-06-30
Scout Exploration, Inc
filed 2012-10-05
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

There are 13,947,000 common shares of Scout Exploration, Inc. issued and outstanding as of October 5, 2012.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

June 30, 2012

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Balance Sheets
(Unaudited) (Presented in US Dollars)

	(Unaudited) June 30, 2012	September 30, 2011

Assets
Current
Cash	$990	$2,930

Liabilities
Current
Accounts payable and accrued liabilities (note 5)	$402,769	$335,075
Notes payable (Note 4)	28,446	25,661
Due to related parties (Note 5)	22,778	22,778
	453,993	383,514

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (September 20, 2011 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 8,947,000 (September 30, 2011 - 8,947,000)	8,947	8,947
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	(5,246)	(5,246)
Additional paid in capital	996,853	996,853
Deficit accumulated during the exploration stage	(1,457,657)	(1,385,238)
	(453,003)	(380,584)
	$990	$2,930

Going Concern (Note 1)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Stockholders' Deficit
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to June 30, 2012
						Deficit
	Shares of		Additional	Subscriptions		accumulated
	common	Capital	paid-in	received	Subscriptions	during the
	stock	stock	capital	in advance	receivable	exploration stage	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Shares issued for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Shares issued for cash	1,700,000	1,700	83,300	-	-	-	85,000
Shares issued for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Shares issued for cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	75,000
Shares issued for consulting services	150,000	150	74,850	-	-	-	75,000
Shares issued for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Cash received for subscriptions receivable	-	-	-	-	17,754	-	17,754
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(73,488)	(73,488)
Balance September 30, 2010	8,947,000	8,947	996,853	4,100	(5,246)	(1,309,916)	(305,262)
Net loss	-	-	-	-	-	(75,322)	(75,322)
Balance September 30, 2011	8,947,000	8,947	996,853	4,100	(5,246)	(1,385,238)	(380,584)
Net loss	-	-	-	-	-	(72,419)	(72,419)
Balance June 30, 2012	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,457,657)	$(453,003)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through June 30,	Three months ended June 30,		Nine months ended June 30,
	2012	2012	2011	2012	2011

Administrative expenses
Accounting and audit	$207,406	$2,000	$2,000	$6,000	$6,000
Bank charges and interest	21,461	967	957	2,863	3,456
Consulting fees	117,983	-	-	-	-
Directors’ fees (note 5)	140,000	6,000	6,000	18,000	18,000
Filing fees, dues and subscriptions	18,144	-	-	-	1,320
Foreign exchange loss (gain)	21,957	(3,814)	740	4,317	8,492
Legal	144,217	-	-	4,390	-
Magazine rights	5,100	-	-	-	-
Management fees	35,575	-	-	-	-
Office and administration (note 5)	235,011	11,585	12,263	35,049	23,797
Promotion and travel	57,144	-	-	-	-
Transfer agent	24,176	600	600	1,800	1,800
	1,028,174	17,338	22,560	72,419	62,865

Resource property expenses
Acquisition costs	30,000	-	-	-	-
Exploration costs	2,723	-	1,863	-	1,863
	32,723	-	1,863	-	1,863

Loss from impairment of investment	396,760	-	-	-	-

Loss and comprehensive loss	$(1,457,657)	$(17,338)	$(24,423)	$(72,419)	$(64,728)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding		8,947,000	8,947,000	8,947,000	8,947,000

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through June 30,	Nine months ended June 30,
	2012	2012	2011

Cash flows from operating activities
Net loss	$(1,457,657)	$(72,419)	$(64,728)
Adjustments to reconcile net loss to net cash
used in operating activities
Services settled by issuance of stock	115,100	-	-
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Unrealized foreign exchange	18,585	11,945	8,492
Accrued interest	10,374	2,785	2,317
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	388,276	55,657	48,810
	(508,082)	(2,032)	(5,109)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	-
Advances from related parties	22,778	-	-
Proceeds from issuance of note	18,072	-	8,072
	930,404	-	8,072

Effect of exchange rate changes on cash	(4,092)	92	50

(Decrease) increase in cash	990	(1,940)	3,013

Cash at beginning of the period	-	2,930	59

Cash at end of the period	$990	$990	$3,072

Supplemental disclosure with respect to cash flows (Note 6)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2012

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

At June 30, 2012, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $453,003. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2012

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

The second note has a principal amount of $5,000, bears interest at 15% per annum, and is due on demand.

The third note has a principal amount of $3,072, bears interest at 15% per annum, and is due on demand.

Included in notes payable is accrued interest in the amount of $7,874.

5.	Related party transactions

a)	During the period ended June 30, 2012, directors’ fees of $18,000 (2011 - $18,000) were paid or accrued to two Directors of the Company.

b)	During the period ended June 30, 2012, office and administration fees and management fees of $34,724 (2011 - $23,037) were paid or accrued to corporations controlled by a Director of the Company.

c)
At June 30, 2012, $216,218 (September 30, 2011 - $161,083) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)	As of June 30, 2012, advances due to directors in the amount of $22,778 (September 30, 2011 – $22,778) are unsecured, non-interest bearing and with no specific repayment terms.

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

June 30, 2012

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

At June 30, 2012 the Company had the following financial assets and liabilities denominated in Canadian dollars:

CDN Dollars
Cash	$1,020
Accounts payable and accrued liabilities	$196,552

At June 30, 2012 CDN dollar amounts were converted at a rate of 1.0181 Canadian dollars to 1 US dollar.

8.	Subsequent events

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the nine months ended June 30, 2012, and notes related thereto appearing elsewhere in this report.

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

As of June 30, 2012, we had $990 cash on hand and negative working capital of $453,003.

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

Results of Operations

General and administrative expenses have increased from $62,865 for the nine months ended June 30, 2011 to $72,419 for the nine months ended June 30, 2012, mainly due to an increase in office and administration and legal expenses.

Our loss for the nine months ended June 30, 2012 was $72,419 as compared to $64,728 for the nine months ended June 30, 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  October 5, 2012

SCOUT EXPLORATION, INC.

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer

By: /s/ Rene Lange
Name: Rene Lange
Title: Director