Form 10-K
period 2012-09-30
Scout Exploration, Inc
filed 2013-02-28
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended: September 30, 2012

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

(604) 682-1643
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

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
Yes ☐     No ☐N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,541,356 shares of Common Stock, par value $.001, as of February 25, 2013

DOCUMENTS INCORPORATED BY REFERENCE

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

Letter of Intent with IDS Offshore Inc.

On September 14, 2011 and as amended on July 31, 2012 and September 15, 2012, we entered into a letter of intent with IDS Offshore Inc. (“IDS”) pursuant to which we may acquire the exclusive rights to certain intellectual property and patents surrounding the rapid oil boom project currently under development by IDS (the “Project”), for total cash consideration of $4,265,000 payable at various dates over a 3 year period commencing on June 15, 2013, and issuance of 5,000,000 common shares of the Company on signing the amended letter of intent (issued at a value of $0.05 per share), and a total of 7,500,000 common shares of the Company upon completion of various phases of the Project.

The cash consideration will be initially used to develop a prototype. The costs associated with the project will be expensed until capitalization criteria are met.

Faster and more effective oil spill response represents an immanent challenge and opportunity for the oil exploration, production and transportation industries. Reliable solutions targeted for primary response—the first few hours immediately following an incident, before traditional response infrastructure can reach spills, have a critical impact on the scale of ecological damage and overall remediation costs.

Oil spill remediation costs can reach the multi-billion dollar range. For example, nominal remediation costs for the British Petroleum Deepwater Horizon incident have exceeded $40 billion to date.

Current methods entail a significant lag prior to deployment of response measures, during which time spill damage can spread exponentially. The unmanned, air deployed Scout / IDS response systems target this period, and significantly reduce time to containment and oil spill spread.

Equipment delivery by air has been an essential military tool for decades, and will become increasingly important in marine emergencies around the world.

The Scout / IDS system leverages existing technology, infrastructure and air deployment methods to deliver an innovative, effective solution with potential order of magnitude benefits.

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

Quarter Ending	High	Low

December 31, 2012	$0.39	$0.05
September 30, 2012	$0.11	$0.05
June 30, 2012	$0.05	$0.01
March 31, 2012	$0.14	$0.01
December 31, 2011	$0.16	$0.05
September 30, 2011	$0.15	$0.08
June 30, 2011	$0.24	$0.02
March 31, 2011	$0.23	$0.06
December 31, 2010	$0.06	$0.01
September 30, 2010	$0.01	$0.01
June 30, 2010	$0.02	$0.01
March 31, 2010	$0.09	$0.02
December 31, 2009	$0.11	$0.04
September 30, 2009	$0.25	$0.04
June 30, 2009	$0.25	$0.07
March 31, 2009	$0.11	$0.04
December 31, 2008	$0.20	$0.10
September 30, 2008	$0.58	$0.20
June 30, 2008	$0.59	$0.40
March 31, 2008	$0.60	$0.32
December 31, 2007	$0.51	$0.31
September 30, 2007	$0.58	$0.23
June 30, 2007	$0.72	$0.35
March 31, 2007	$0.91	$0.11
December 31, 2006	$0.25	$0.02

Holders of Our Common Stock

As of the date of this report, we have approximately 52 registered shareholders.

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

Plan of Operations

Over the next year our plan of operations is to further develop the airborne oil spill response system we acquired from IDS, and secure financing to carry out our operations.

As of September 30, 2012, we had cash on hand of $Nil and negative working capital of $458,268.

We will need to obtain additional financing in order to continue our plan of operations.

We believe that debt financing will not be a feasible alternative, as we do not have sufficient unencumbered tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we do not have any financing arranged and nor can we provide investors with any assurance that we will be able to raise sufficient funding from such potential equity financings.  In the absence of such financing, we will not be able to continue our operations and our business plan will then fail. Even if we are successful in obtaining equity financing to fund development of the Project, as well as other operational costs, there is no assurance of success. In the event we do not continue to obtain additional financing, we will be forced to abandon the Project.

Going Concern

We have not attained profitable operations and are dependant upon obtaining financing to continue our plan of operations. For these reasons, our auditors stated in their report that they are concerned that we will not be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on sales of our common stock to finance our business operations. Issuances of additional shares of our common stock will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Results of Operations

General and administrative expenses have increased from $73,459 for the year ended September 30, 2011 to $407,648 for the year ended September 30, 2012. The increase is principally due to research and development expense in the amount of $250,000 representing shares issued to IDS pursuant to the letter of intent. We also incurred a foreign exchange loss of $17,017 in the year ended September 30, 2012 as compared to a gain of $4,588 in the year ended September 30, 2011.

Our loss for the year ended September 30, 2012 was $407,648 as compared to $75,322 for the year ended September 30, 2011.

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

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and directors as of February 25, 2013:

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

Item 11. Executive Compensation

We paid or accrued to Jason Walsh, our Secretary and Treasurer and one of our directors, $12,000 in the year ended September 30, 2012, as a director’s fee. We also paid or accrued to a company controlled by Jason Walsh office and administration fees of $46,255 in the in the year ended September 30, 2012. We accrued to Shane Ivancoe, a former director, $3,500 in the year ended September 30, 2012 as director’s fees. We accrued to Rene Lange, a director, $8,500 in the year ended September 30, 2012 as director’s fees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding stock as of February 25, 2013, and by the officers and directors, individually or as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

$0.001 Par Value Common Stock	John Roozendaal President and Director c/o Scout Exploration, Inc. 609-475 Howe Street Vancouver, BC V6C 2B3	60,000 (1)	0.4%

$0.001 Par Value Common Stock	Rene Lange Director c/o Scout Exploration, Inc. 609-475 Howe Street Vancouver, BC V6C 2B3	5,000,000 (2)	30.2%

$0.001 Par Value Common Stock	All officers and directors as a group	5,060,000	30.6%

$0.001 Par Value Common Stock	Firdaus Capital Corp. 475 Howe Street Vancouver, BC V6C 2B3	1,494,356	9.0%

$0.001 Par Value Common Stock	Bua Group Holdings Ltd. c/o Scout Exploration, Inc. 609-475 Howe Street Vancouver, BC V6C 2B3	1,150,000	7.0%

(1)	These shares are held by 667981 BC Ltd., a company controlled by Mr. Roozendaal.
(2)	These shares are held by IDS Offshore Inc., a company controlled by Mr. Lange.

The percentage of class is based upon 16,541,356 shares of our common stock and no shares of our preferred stock issued and outstanding as of the date of this report.

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

Office Space Arrangement

We accrued to Bua Group Holdings Ltd. office and administration fees of $46,255 in the in the year ended September 30, 2012.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us by our principal accountant, MacKay LLP, for professional services rendered for the fiscal years ended September 30, 2012 and 2011.

1. Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended September 30, 2008, 2009, 2010 and 2011, and for review of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years. Fees billed in 2012 were $41,126 (2011 - $Nil).

2. Audit-Related Fees. Consists of fees billed for services rendered to us for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards. Fees billed in 2012 and 2011 were $Nil.

3. Tax Fees. Consists of fees billed for services rendered to us for tax services, which generally include fees for corporate tax planning, consultation and compliance. Fees billed in 2012 and 2011 were $Nil.

4. All Other Fees. Consists of fees billed for all other services rendered to us, which generally include fees for consultation regarding computer system controls and human capital consultations. Fees billed in 2012 and 2011 were $Nil.

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

Dated: February 25, 2013

By: /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name:  Jason Walsh
Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 25, 2013

By: /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer
Director

By: /s/ Jason Walsh
Name:  Jason Walsh
Title: Secretary, Treasurer and Principal Accounting Officer
Director

By: /s/ Rene Lange
Name:  Rene Lange
Title: Director

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Financial Statements
(presented in US dollars)

September 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Scout Exploration, Inc.

We have audited the balance sheets of Scout Exploration, Inc. (an exploration stage company) as at September 30, 2012 and 2011, and the statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and for the period from incorporation on February 1, 1999 to September 30, 2012 in conformity with U.S. generally accepted accounting principles.

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

“MacKay LLP”
Vancouver, Canada.
February 25, 2013	Chartered Accountants

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Balance Sheets
(Presented in US Dollars)

As at September 30	2012	2011

Assets
Current
Cash	$-	$2,930

	$-	$2,930

Liabilities
Current
Bank indebtedness	$466	$-
Accounts payable and accrued liabilities (note 5)	395,903	335,075
Notes payable (note 6)	37,534	25,661
Due to related parties (note 5)	24,365	22,778
	458,268	383,514

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (2011 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 15,441,356 (2011 - 8,947,000)	15,441	8,947
Subscriptions received in advance	4,100	4,100
Subscriptions receivable	-	(5,246)
Additional paid in capital	1,315,077	996,853
Accumulated deficit	(1,792,886)	(1,385,238)
	(458,268)	(380,584)
	$-	$2,930

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statement of Stockholders' Deficit
(Presented in US Dollars)

From Incorporation on February 1, 1999 to September 30, 2012

	Shares of		Additional	Subscriptions
	common	Capital	paid-in	received	Subscriptions	Accumulated
	stock	stock	capital	in advance	receivable	Deficit	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Issue common shares for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Issue common shares for cash	1,700,000	1,700	83,300	-	-	-	85,000
Issue common shares for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Issuance of common stock for
cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	75,000
Issuance of common stock for consulting services	150,000	150	74,850	-	-	-	75,000
Issuance of common stock for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Cash received for subscriptions receivable	-	-	-	-	17,754	-	17,754
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(73,488)	(73,488)
Balance September 30, 2010	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,309,916)	$(305,262)
Net loss	-	-	-	-	-	(75,322)	(75,322)
Balance September 30, 2011	8,947,000	$8,947	$996,853	$4,100	$(5,246)	$(1,385,238)	$(380,584)
Cash received for subscriptions receivable	-	-	-	-	5,246	-	5,246
Shares issued for intellectual property	5,000,000	5,000	245,000	-	-	-	250,000
Shares issued for settlement of accounts payable	1,494,356	1,494	73,224	-	-	-	74,718
Net loss	-	-	-	-	-	(407,648)	(407,648)
Balance September 30, 2012	15,441,356	$15,441	$1,315,077	$4,100	$-	$(1,792,886)	$(458,268)

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statements of Operations
(Presented in US Dollars)

	Cumulative from inception through September 30	Year Ended September 30
	2012	2012	2011

General expenses
Accounting and audit	$238,584	$37,178	$9,000
Bank charges and interest	38,023	19,425	4,411
Consulting fees	117,983	-	-
Directors’ fees (note 5)	146,000	24,000	24,000
Filing fees, dues and subscriptions	20,190	2,046	1,320
Foreign exchange loss (gain)	34,657	17,017	(4,588)
Legal	144,217	4,390	1,620
Magazine rights	5,100	-	-
Management fees	35,575	-	-
Office and administration (note 5)	246,542	46,580	35,296
Promotion and travel	61,566	4,422	-
Research and development (note 4)	250,000	250,000	-
Transfer agent	24,966	2,590	2,400
	1,363,403	407,648	73,459

Resource property expenses
Acquisition costs	30,000	-	-
Exploration costs	2,723	-	1,863
	32,723	-	1,863
Loss from impairment of investment	396,760	-	-

Loss and comprehensive loss	$(1,792,886)	$(407,648)	$(75,322)

Basic and diluted loss per share		$(0.04)	$(0.01)

Basic and diluted weighted average shares outstanding		9,830,587	8,947,000

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Statements of Cash Flows
(Presented in US Dollars)
	Cumulative from inception through September 30	Year Ended September 30
	2012	2012	2011

Cash flows from operating activities
Net loss	$(1,792,886)	$(407,648)	$(75,322)
Adjustments to reconcile net loss to net cash used in
operating activities
Services settled by issuance of common stock	115,100	-	-
Shares issued for debt settlement	74,718	74,718	-
Shares issued for research and development	250,000	250,000	-
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Unrealized foreign exchange	23,657	17,017	(4,588)
Accrued interest	11,484	3,895	3,253
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	381,676	49,057	71,512
	(519,011)	(12,961)	(5,145)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	-
Advances from related parties	24,365	1,587	-
Bank indebtedness	466	466	-
Proceeds from issuance of notes payable	26,050	7,978	8,072
	940,435	10,031	8,072

Effect of exchange rate changes on cash	(4,184)	-	(56)

Increase in cash	-	(2,930)	2,871

Cash at beginning of the year	-	2,930	59

Cash at end of the year	$-	$-	$2,930

Supplemental disclosure with respect to cash flows
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2012 and 2011

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

At September 30, 2012, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $458,268. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(c)    Cash and cash equivalents

Cash comprises of cash on hand and demand deposits. The Company considers highly liquid investments that are readily convertible to known amounts of cash on demand to be cash equivalents.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2012 and 2011

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

September 30, 2012 and 2011

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable and and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

There were no options granted during the years ended September 30, 2012 or 2011, nor since inception.

(i)    Foreign currency transactions

The Company’s functional and reporting currency is the U.S. Dollar. All transaction initiated in foreign currencies are translated into U.S. dollars in accordance with ASC 740, “Foreign Currency Translation Matters” as follows:

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2012 and 2011

2.	Significant accounting policies (continued)

(i)    Foreign currency transactions (continued)

i)	monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
ii)	non-monetary assets and liabilities at historical rates; and
iii)	revenue and expense items at the average rate of exchange prevailing during the period.

(j)    Loss per share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share”. Diluted loss per share is computed after giving effect to all dilutive potential common shares that are outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants, contingent stock, and conversion of debentures. At September 30, 2012 there were no potentially dilutive instruments outstanding.

(k)    Research and development

Research and development costs are charged to operations in the year incurred.

(l)    Recently issued accounting pronouncements

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

4.	IDS Letter of intent

On September 14, 2011 and as last amended on September 15, 2012, the Company entered into a letter of intent (“LOI”) with IDS Offshore Inc. (“IDS”) pursuant to which the Company may acquire the exclusive rights to certain intellectual property and patents surrounding the rapid oil boom project held and developed by IDS (the “Project”), for total cash consideration of $4,265,000 payable at various dates over a 3 year period commencing on June 15, 2013, and issuance of 5,000,000 common shares of the Company on signing the amended letter of intent (issued, valued at $0.05/share), and a total 7,500,000 common shares of the Company upon completion of various phases of the Project.

The cash consideration will be initially used to develop prototype. The costs associated with the project will be expenses until capitalization criteria are met.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2012 and 2011

5.	Related party transactions

a)	During the year ended September 30, 2012, directors’ fees of $24,000 (2011 - $24,000) were accrued to two Directors of the Company.

b)	During the year ended September 30, 2012, office and administration fees and management fees of $46,255 (2011 - $34,537) were charged by corporations controlled by a Director of the Company.

c)
At September 30, 2012, $238,636 (2011 - $161,083) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balances are due on demand, have no specific terms of repayment, are non-interest bearing, unsecured, and accordingly fair value cannot be reliably determined.

d)
As of September 30, 2012, directors of the Company have advanced $24,365 (2011 - $22,778) in short term loans to the Company. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

6.	Notes payable

Notes payable comprise five notes.

The first unsecured note has a principal amount of $10,000, bears interest at 25% per annum, and was due on June 21, 2010. As further consideration the lender will be issued shares of the Company’s capital stock having an aggregate value of $2,500. The principal amount, interest, and shares are all still outstanding subsequent to the year ended September 30, 2012.

The second unsecured note has a principal amount of $5,000, bears interest at 15% per annum, and is due on demand.

The third unsecured note has a principal amount of $3,072, bears interest at 15% per annum, and is due on demand.

The fourth unsecured note has a principal amount of $3,968, bears interest at 15% per annum, and is due on demand.

The fifth unsecured note has a principal amount of $4,010, bears interest at 15% per annum, and is due on demand.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Notes to the Financial Statements
(Presented in US dollars)

September 30, 2012 and 2011

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

The Company has available losses and unclaimed start up costs of approximately $1,777,000 for US income tax purposes, which may be carried forward to reduce taxable income in future years.

Future tax benefits related to the start up costs have not been recorded due to uncertainty regarding their utilization.

9.	Subsequent events

Subsequent to September 30, 2012, the Company issued 1,100,000 shares at $0.05 to settle debt of $55,000.

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no additional material subsequent events to report.