Form 10-Q
period 2012-12-31
Scout Exploration, Inc
filed 2013-03-13
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

There are 16,541,356 common shares of Scout Exploration, Inc. issued and outstanding as of March 12, 2013.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

December 31, 2012

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Balance Sheets
(Presented in US Dollars)

	(Unaudited) December 31, 2012	September 30, 2012

Assets
Current
Cash	$409	$-

Liabilities
Current
Bank indebtedness	$-	$466
Accounts payable and accrued liabilities (Note 6)	363,062	395,903
Notes payable (Note 7)	40,230	37,534
Due to related parties (Note 6)	25,451	24,365
	428,743	458,268

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (September 30, 2012 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 16,541,356 (September 30, 2012 - 15,441,356)	16,541	15,441
Subscriptions received in advance	4,100	4,100
Additional paid in capital	1,368,977	1,315,077
Accumulated deficit	(1,817,952)	(1,792,886)
	(428,334)	(458,268)

	$409	$-

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Interim Statements of Stockholders' Deficit
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to December 31, 2012

	Shares of		Additional	Subscriptions
	common	Capital	paid-in	received	Subscriptions	Accumulated
	stock	stock	capital	in advance	receivable	Deficit	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Shares Issued for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Shares Issued for cash	1,700,000	1,700	83,300	-	-	-	85,000
Shares issued for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Shares issued for cash	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	75,000
Shares issued for consulting services	150,000	150	74,850	-	-	-	75,000
Shares issued for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Cash received for subscriptions receivable	-	-	-	-	17,754	-	17,754
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(73,488)	(73,488)
Balance September 30, 2010	8,947,000	8,947	996,853	4,100	(5,246)	(1,309,916)	(305,262)
Net loss	-	-	-	-	-	(75,322)	(75,322)
Balance September 30, 2011	8,947,000	8,947	996,853	4,100	(5,246)	(1,385,238)	(380,584)
Cash received for subscriptions receivable	-	-	-	-	5,246	-	5,246
Shares issued for research and development	5,000,000	5,000	245,000	-	-	-	250,000
Shares issued for settlement of accounts payable	1,494,356	1,494	73,224	-	-	-	74,718
Net loss	-	-	-	-	-	(407,648)	(407,648)
Balance September 30, 2012	15,441,356	15,441	1,315,077	4,100	-	(1,792,886)	(458,268)
Shares issued for settlement of accounts payable	1,100,000	1,100	53,900	-	-	-	55,000
Net loss	-	-	-	-	-	(25,066)	(25,066)
Balance December 31, 2012	16,541,356	$16,541	$1,368,977	$4,100	$-	$(1,817,952)	$(428,334)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through December 31	Three months ended December 31
	2012	2012	2011

Administrative expenses
Accounting and audit	$240,584	$2,000	$2,000
Bank charges and interest	39,270	1,247	953
Consulting fees	117,983	-	-
Directors’ fees (Note 6)	152,000	6,000	6,000
Filing fees, dues and subscriptions	24,798	4,608	-
Foreign exchange loss (gain)	31,957	(2,700)	4,762
Legal	144,217	-	3,725
Magazine rights	5,100	-	-
Management fees	35,575	-	-
Office and administration (Note 6)	258,233	11,691	11,456
Promotion and travel	61,566	-	-
Research and development (Note 4)	251,480	1,480	-
Transfer agent	25,706	740	600
	1,388,469	25,066	29,496

Resource property expenses
Acquisition costs	30,000	-	-
Exploration costs	2,723	-	-
	32,723	-	-

Loss from impairment of investment	396,760	-	-

Loss and comprehensive loss	$(1,817,952)	$(25,066)	$(29,496)

Basic and diluted loss per share		$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding		15,776,139	8,847,000

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Enterprise)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through December 31	Three months ended December 31
	2012	2012	2011

Cash flows from operating activities
Net loss	$(1,817,952)	$(25,066)	$(29,496)
Adjustments to reconcile net loss to net cash
used in operating activities
Services settled by issuance of common stock	115,100	-	-
Shares issued for debt settlement	74,718		-
Shares issued for research and development	250,000	-	-
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Foreign exchange loss (gain)	20,957	(2,700)	4,762
Accrued interest	12,699	1,215	935
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	406,503	24,827	23,160
	(520,735)	(1,724)	(639)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	-
Advances from related parties	25,451	1,086	-
Bank indebtedness	-	(466)	-
Proceeds from issuance of notes payable	27,531	1,481	-
	942,536	2,101	-

Effect of exchange rate changes on cash	(4,152)	32	38

Change in cash	409	409	(601)

Cash at beginning of the period	-	-	2,930

Cash at end of the period	$409	$409	$2,329

Supplemental disclosure with respect to cash flows
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2012

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

At December 31, 2012, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $483,334. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Basis of presentation

The interim financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2012 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the period presented is not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited, except for the balance sheet at September 30, 2012, which has been derived from the audited financial statements at that date.

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
(an Exploration Stage Company)
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2012

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

5.	Financial instruments and risk management

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

Scout Exploration, Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

December 31, 2012

6.	Related party transactions

a)	During the three months ended December 31, 2012, directors’ fees of $6,000 (2011 - $6,000) were paid or accrued to two Directors of the Company.

b)	During the three months ended December 31, 2012, office and administration fees of $11,691 (2011 - $11,456) were paid or accrued to a corporation controlled by an officer of the Company.

c)
At December 31, 2012, $199,701 (September 30, 2012 - $238,636) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balances are due on demand, have no specific terms of repayments, are non-interest bearing, unsecured, and accordingly fair value cannot be reliably determined.

d)
As of December 31, 2012, directors of the Company have advanced $25,451 (September 30, 2012 - $24,365) in short term loans to the Company. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

7.	Notes payable

Notes payable comprise six notes.

The first unsecured note has a principal amount of $10,000, bears interest at 25% per annum, and was due on June 21, 2010. As further consideration the lender will be issued shares of the Company’s capital stock having an aggregate value of $2,500. The principal amount, interest, and shares are all still outstanding subsequent to the period ended December 31, 2012.

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

The sixth unsecured note has a principal amount of $1,481, bears interest at 15% per annum, and is due on demand.

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the three months ended December 31, 2012, and notes related thereto appearing elsewhere in this report.

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

As of December 31, 2012, we had $409 cash on hand and negative working capital of $428,334.

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

Results of Operations

General and administrative expenses have decreased from $29,496 for the three months ended December 31, 2011 to $25,066 for the three months ended December 31, 2012, mainly due to foreign exchange gains.

Our loss for the three months ended December 31, 2012 was $25,066 as compared to $29,496 for the three months ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  March 12, 2013

SCOUT EXPLORATION, INC.

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer

By: /s/ Rene Lange
Name: Rene Lange
Title: Director