Form 10-Q
period 2013-03-31
Scout Exploration, Inc
filed 2013-05-31
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

There are 16,541,356 common shares of Scout Exploration, Inc. issued and outstanding as of May 23, 2013.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

March 31, 2013

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Balance Sheets
(Unaudited) (Presented in US Dollars)

	(Unaudited) March 31, 2013	September 30, 2012

Assets
Current
Cash	$502	$-

Liabilities
Current
Bank indebtedness	$-	$466
Accounts payable and accrued liabilities (Note 6)	369,515	395,903
Notes payable (Note 7)	79,349	37,534
Due to related parties (Note 6)	20,096	24,365
	468,960	458,268

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (September 30, 2012 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 16,541,356 (September 30, 2012 - 15,441,356)	16,541	15,441
Subscriptions received in advance	4,100	4,100
Additional paid in capital	1,368,977	1,315,077
Accumulated deficit	(1,858,076)	(1,792,886)
	(468,458)	(458,268)
	$502	$-

Going Concern (Note 1)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Stockholders' Equity
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to March 31, 2013

	Shares of		Additional	Subscriptions
	common	Capital	paid-in	received	Subscriptions	Accumulated
	stock	stock	capital	in advance	receivable	Deficit	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Shares issued for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Shares issued for cash	1,700,000	1,700	83,300	-	-	-	85,000
Shares issued for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Shares issued for cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	75,000
Shares issued for consulting services	150,000	150	74,850	-	-	-	75,000
Shares issued for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Cash received for subscriptions receivable	-	-	-	-	17,754	-	17,754
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(73,488)	(73,488)
Balance September 30, 2010	8,947,000	8,947	996,853	4,100	(5,246)	(1,309,916)	(305,262)
Net loss	-	-	-	-	-	(75,322)	(75,322)
Balance September 30, 2011	8,947,000	8,947	996,853	4,100	(5,246)	(1,385,238)	(380,584)
Cash received for subscriptions
receivable	-	-	-	-	5,246	-	5,246
Shares issued for research and development	5,000,000	5,000	245,000	-	-	-	250,000
Shares issued for settlement
of accounts payable	1,494,356	1,494	73,224	-	-	-	74,718
Net loss	-	-	-	-	-	(407,648)	(407,648)
Balance September 30, 2012	15,441,356	15,441	1,315,077	4,100	-	(1,792,886)	(458,268)
Shares issued for settlement
of accounts payable	1,100,000	1,100	53,900	-	-	-	55,000
Net loss	-	-	-	-	-	(65,190)	(65,190)
Balance March 31, 2013	16,541,356	$16,541	$1,368,977	$4,100	$-	$(1,858,076)	$(468,458)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through March 31	Three months ended March 31		Six months ended March 31
	2013	2013	2012	2013	2012

Administrative expenses
Accounting and audit	$255,473	$14,889	$2,000	$16,889	$4,000
Bank charges and interest	41,725	2,455	943	3,702	1,896
Consulting fees	117,983	-	-	-	-
Directors’ fees	158,000	6,000	6,000	12,000	12,000
Filing fees, dues and subscriptions	27,097	2,299	-	6,907	-
Foreign exchange loss (gain)	28,855	(3,102)	3,369	(5,802)	8,131
Legal	144,702	485	665	485	4,390
Magazine rights	5,100	-	-	-	-
Management fees	35,575	-	-	-	-
Office and administration	270,023	11,790	12,008	23,481	23,464
Promotion and travel	65,182	3,616	-	3,616	-
Research and development	252,457	977	-	2,457	-
Transfer agent	26,421	715	600	1,455	1,200
	1,428,593	40,124	25,585	65,190	55,081

Resource property expenses
Acquisition costs	30,000	-	-	-	-
Exploration costs	2,723	-	-	-	-
	32,723	-	-	-	-

Loss from impairment of investment	396,760	-	-	-	-

Loss and comprehensive loss	$(1,858,076)	$(40,124)	$(25,585)	$(65,190)	$(55,081)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding		16,541,356	8,947,000	16,154,543	8,947,000

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through March 31	Six months ended March 31
	2013	2013	2012

Cash flows from operating activities
Net loss	$(1,858,076)	$(65,190)	$(55,081)
Adjustments to reconcile net loss to net cash
used in operating activities
Services settled by issuance of common stock	115,100	-	-
Shares issued for debt settlement	74,718	-	-
Shares issued for research and development	250,000	-	-
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Foreign exchange loss (gain)	29,459	5,802	8,131
Accrued interest	15,342	3,858	1,860
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	404,483	22,807	43,762
	(551,734)	(32,723)	(1,328)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	-
Advances from (to) related parties	20,096	(4,269)	-
Bank indebtedness	-	(466)	-
Proceeds from issuance of notes payable	64,007	37,957	-
	973,657	33,222	-

Effect of exchange rate changes on cash	(4,181)	3	61

Change in cash	502	502	(1,267)

Cash at beginning of the period	-	-	2,930

Cash at end of the period	$502	$502	$1,663

Supplemental disclosure with respect to cash flows
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2013

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

At March 31, 2013, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $468,458. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2013

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

6.	Related party transactions

a)	During the six months ended March 31, 2013, directors’ fees of $12,000 (2012 - $12,000) were paid or accrued to two Directors of the Company.

b)	During the six months ended March 31, 2013, office and administration fees of $23,481 (2012 - $23,139) were paid or accrued to a corporation controlled by an officer of the Company.

c)
At March 31, 2013, $210,422 (September 30, 2012 - $238,636) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
As of March 31, 2013, directors of the Company have advanced $20,096 (September 30, 2012 - $24,365) in short term loans to the Company. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

March 31, 2013

7.	Notes payable

Notes payable comprise nine notes.

The first unsecured note has a principal amount of $10,000, bears interest at 25% per annum, and was due on June 21, 2010. As further consideration the lender will be issued shares of the Company’s capital stock having an aggregate value of $2,500. The principal amount, interest, and shares are all still outstanding subsequent to the period ended March 31, 2013.

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

The seventh unsecured note has a principal amount of $35,000, bears interest at 25% per annum, and is due on demand.

The eighth unsecured note has a principal amount of $1,485, bears interest at 15% per annum, and is due on demand.

The ninth unsecured note has a principal amount of $293, bears interest at 15% per annum, and is due on demand.

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the six months ended March 31, 2013, and notes related thereto appearing elsewhere in this report.

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

As of March 31, 2013, we had $502 cash on hand and negative working capital of $468,458.

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

Results of Operations

General and administrative expenses have increased from $55,081 for the six months ended March 31, 2012 to $65,190 for the six months ended March 31, 2013, mainly due to fees related to the audit of our financial statements for the year ended September 30, 2012.

Our loss for the six months ended March 31, 2013 was $65,190 as compared to $55,081 for the six months ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 23, 2013

SCOUT EXPLORATION, INC.

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer

By: /s/ Rene Lange
Name: Rene Lange
Title: Director