Form 10-K/A
period 2012-09-30
Scout Exploration, Inc
filed 2013-07-18
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

Management’s Report on Internal Control over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Dated: July 18 , 2013

By: /s/ John Roozendaal
Name:  John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name:  Jason Walsh
Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 18 , 2013

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