Form 10-Q
period 2013-06-30
Scout Exploration, Inc
filed 2013-08-19
CIK 1371474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

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
Yes ☐   No ☑

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

There are 16,541,356 common shares of Scout Exploration, Inc. issued and outstanding as of August 14, 2013.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Scout Exploration, Inc.
(an Exploration Stage Enterprise)

Interim Financial Statements
(Unaudited) (presented in US dollars)

June 30, 2013

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Balance Sheets
(Unaudited) (Presented in US Dollars)

	(Unaudited) June 30, 2013	September 30, 2012

Assets
Current
Cash	$1,487	$-

Liabilities
Current
Bank indebtedness	$-	$466
Accounts payable and accrued liabilities (Note 6)	375,979	395,903
Notes payable (Note 7)	102,883	37,534
Due to related parties (Note 6)	19,655	24,365
	498,517	458,268

Stockholders' Deficit
Preferred stock
Authorized: 1,000,000 shares with par value of $0.01
Issued: Nil (September 30, 3012 - Nil)	-	-
Common stock
Authorized: 50,000,000 shares with par value of $0.001
Issued: 16,541,356 (September 30, 2012 - 15,441,356)	16,541	15,441
Subscriptions received in advance	4,100	4,100
Additional paid in capital	1,368,977	1,315,077
Accumulated deficit	(1,886,648)	(1,792,886)
	(497,030)	(458,268)
	$1,487	$-

Going Concern (Note 1)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Stockholders' Equity
(Unaudited) (Presented in US Dollars)

From Incorporation on February 1, 1999 to June 30, 2013

	Shares of		Additional	Subscriptions
	common	Capital	paid-in	received	Subscriptions	Accumulated
	stock	stock	capital	in advance	receivable	Deficit	Total

Balance February 1, 1999	-	$-	$-	$-	$-	$-	$-
Subscriptions received in advance	-	-	-	37,100	-	-	37,100
Net loss for the period	-	-	-	-	-	(32,002)	(32,002)
Balance September 30, 1999	-	-	-	37,100	-	(32,002)	5,098
Net loss for the year	-	-	-	-	-	(3,829)	(3,829)
Balance September 30, 2000	-	-	-	37,100	-	(35,831)	1,269
Shares issued for cash	3,700,000	3,700	33,300	(37,000)	-	-	-
Net loss for the year	-	-	-	-	-	(3,754)	(3,754)
Balance September 30, 2001	3,700,000	3,700	33,300	100	-	(39,585)	(2,485)
Net loss for the year	-	-	-	-	-	(3,216)	(3,216)
Balance September 30, 2002	3,700,000	3,700	33,300	100	-	(42,801)	(5,701)
Net loss for the year	-	-	-	-	-	(3,120)	(3,120)
Balance September 30, 2003	3,700,000	3,700	33,300	100	-	(45,921)	(8,821)
Net loss for the year	-	-	-	-	-	(3,127)	(3,127)
Balance September 30, 2004	3,700,000	3,700	33,300	100	-	(49,048)	(11,948)
Net loss for the year	-	-	-	-	-	(10,776)	(10,776)
Balance September 30, 2005	3,700,000	3,700	33,300	100	-	(59,824)	(22,724)
Shares issued for cash	1,700,000	1,700	83,300	-	-	-	85,000
Shares issued for mineral property	500,000	500	24,500	-	-	-	25,000
Net loss for the year	-	-	-	-	-	(85,201)	(85,201)
Balance September 30, 2006	5,900,000	5,900	141,100	100	-	(145,025)	2,075
Shares issued for cash and subscription receivable	1,400,000	1,400	208,600	-	(75,000)	-	135,000
Net loss	-	-	-	-	-	(131,869)	(131,869)
Balance September 30, 2007	7,300,000	7,300	349,700	100	(75,000)	(276,894)	5,206
Cash received for subscriptions receivable	-	-	-	-	75,000	-	75,000
Shares issued for consulting services	150,000	150	74,850	-	-	-	75,000
Shares issued for cash	1,397,000	1,397	557,403	4,000	(23,000)	-	539,800
Net loss	-	-	-	-	-	(792,378)	(792,378)
Balance September 30, 2008	8,847,000	8,847	981,953	4,100	(23,000)	(1,069,272)	(97,372)
Shares issued for consulting services	100,000	100	14,900	-	-	-	15,000
Cash received for subscriptions receivable	-	-	-	-	17,754	-	17,754
Net loss	-	-	-	-	-	(167,156)	(167,156)
Balance September 30, 2009	8,947,000	8,947	996,853	4,100	(5,246)	(1,236,428)	(231,774)
Net loss	-	-	-	-	-	(73,488)	(73,488)
Balance September 30, 2010	8,947,000	8,947	996,853	4,100	(5,246)	(1,309,916)	(305,262)
Net loss	-	-	-	-	-	(75,322)	(75,322)
Balance September 30, 2011	8,947,000	8,947	996,853	4,100	(5,246)	(1,385,238)	(380,584)
Cash received for subscriptions receivable	-	-	-	-	5,246	-	5,246
Shares issued for research and development	5,000,000	5,000	245,000	-	-	-	250,000
Shares issued for settlement of accounts payable	1,494,356	1,494	73,224	-	-	-	74,718
Net loss	-	-	-	-	-	(407,648)	(407,648)
Balance September 30, 2012	15,441,356	15,441	1,315,077	4,100	-	(1,792,886)	(458,268)
Shares issued for settlement of accounts payable	1,100,000	1,100	53,900	-	-	-	55,000
Net loss	-	-	-	-	-	(93,762)	(93,762)
Balance June 30, 2013	16,541,356	$16,541	$1,368,977	$4,100	$-	$(1,886,648)	$(497,030)

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Operations
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through June 30	Three months ended June 30		Nine months ended June 30
	2013	2013	2012	2013	2012

Administrative expenses
Accounting and audit	$260,258	$4,785	$2,000	$21,674	$6,000
Bank charges and interest	45,757	4,032	967	7,734	2,863
Consulting fees	117,983	-	-	-	-
Directors’ fees	164,000	6,000	6,000	18,000	18,000
Filing fees, dues and subscriptions	27,884	787	-	7,694	-
Foreign exchange loss (gain)	24,299	(4,556)	(3,814)	(10,358)	4,317
Legal	144,702	-	-	485	4,390
Magazine rights	5,100	-	-	-	-
Management fees	35,575	-	-	-	-
Office and administration	281,456	11,433	11,585	34,914	35,049
Promotion and travel	68,471	3,289	-	6,905	-
Research and development	254,639	2,182	-	4,639	-
Transfer agent	27,041	620	600	2,075	1,800
	1,457,165	28,572	17,338	93,762	72,419

Resource property expenses
Acquisition costs	30,000	-	-	-	-
Exploration costs	2,723	-	-	-	-
	32,723	-	-	-	-

Loss from impairment of investment	396,760	-	-	-	-

Loss and comprehensive loss	$(1,886,648)	$(28,572)	$(17,338)	$(93,762)	$(72,419)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding		16,541,356	8,947,000	16,283,481	8,947,000

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited) (Presented in US Dollars)

	Cumulative from inception through June 30	Nine months ended June 30
	2013	2013	2012

Cash flows from operating activities
Net loss	$(1,886,648)	$(93,762)	$(72,419)
Adjustments to reconcile net loss to net cash
used in operating activities
Services settled by issuance of common stock	115,100	-	-
Shares issued for debt settlement	74,718	-	-
Shares issued for research and development	250,000	-	-
Loss from impairment of investment	396,760	-	-
Expenses paid by subsidiary and forgiven	20,480	-	-
Foreign exchange loss (gain)	13,299	(10,358)	4,317
Accrued interest	18,964	7,480	2,785
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	427,368	45,692	63,285
	(569,959)	(50,948)	(2,032)

Cash flows from investing activities
Acquisition of investment	(417,240)	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock	889,554	-	-
Advances from (to) related parties	19,655	(4,710)	-
Bank indebtedness	-	(466)	-
Proceeds from issuance of notes payable	83,919	57,869	-
	993,128	52,693	-

Effect of exchange rate changes on cash	(4,442)	(258)	92

Change in cash	1,487	1,487	(1,940)

Cash at beginning of the period	-	-	2,930

Cash at end of the period	$1,487	$1,487	$990

Supplemental disclosure with respect to cash flows
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the interim financial statements.

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2013

1.	Nature of operations and going concern

Scout Exploration, Inc. (the “Company”) was incorporated in the State of Nevada on February 1, 1999. The Company was initially engaged in the business of designing, developing and marketing educational products. On April 10, 2006 the Company changed its name from Virtual Curricula Corp. to Scout Exploration, Inc.

The Company’s continuing operations, as intended, are dependent on management’s ability to raise required funding through future equity issuances, which is not assured. These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business.

At June 30, 2013, the Company had suffered losses from exploration stage activities to date, and has a working capital deficit of $497,030. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Basis of presentation

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2012 and should be read in conjunction with the notes thereto.

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

June 30, 2013

4.	IDS Letter of intent

On September 14, 2011 and as last amended on August 13, 2013, the Company entered into a letter of intent (“LOI”) with IDS Offshore Inc. (“IDS”) pursuant to which the Company may acquire the exclusive rights to certain intellectual property and patents surrounding the rapid oil boom project held and developed by IDS (the “Project”), for total cash consideration of $4,265,000 payable at various dates over a 3 year period commencing on March 31, 2014, and issuance of 5,000,000 common shares of the Company on signing the amended letter of intent (issued, valued at $0.05/share), and a total 7,500,000 common shares of the Company upon completion of various phases of the Project.

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

Scout Exploration, Inc.
Notes to the Interim Financial Statements
(Unaudited) (Presented in US dollars)

June 30, 2013

6.	Related party transactions

a)	During the nine months ended June 30, 2013, directors’ fees of $18,000 (2012 - $18,000) were paid or accrued to two Directors of the Company.

b)	During the nine months ended June 30, 2013, office and administration fees of $34,914 (2012 - $34,724) were paid or accrued to a corporation controlled by an officer of the Company.

c)
At June 30, 2013, $221,137 (September 30, 2012 - $238,636) owed to Directors and corporations controlled by a Director of the Company was included in accounts payable. The balance is due on demand, has no specific terms of repayments, is non-interest bearing and is unsecured, and accordingly fair value cannot be reliably determined.

d)
As of June 30, 2013, directors of the Company have advanced $19,655 (September 30, 2012 - $24,365) in short term loans to the Company. The advances are due on demand, have no specific terms of repayment, are non-interest bearing and unsecured, and accordingly fair value cannot be reliably determined.

The above transactions occurred in the normal course of operations and were measured at the exchange value which represented the consideration established and agreed to by the related parties.

7.	Notes payable

Notes payable comprise fourteen unsecured notes.

The first unsecured note has a principal amount of $10,000, bears interest at 25% per annum, and was due on June 21, 2010. As further consideration the lender will be issued shares of the Company’s capital stock having an aggregate value of $2,500. The principal amount, interest, and shares are all still outstanding subsequent to the period ended June 30, 2013.

The other thirteen notes have a combined principal amount of $73,919, bear interest at rates ranging from 15% to 25%, and are due on demand.

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

General

The following discussion and analysis should be read in conjunction with our financial statements for the nine months ended June 30, 2013, and notes related thereto appearing elsewhere in this report.

Plan of Operations

Over the next year our plan of operations is to further develop the airborne oil spill response system we may acquire from IDS, and secure financing to carry out our operations.

On September 14, 2011 and as amended on July 31, 2012, September 15, 2012 and August 13, 2013, we entered into a letter of intent with IDS Offshore Inc. (“IDS”) pursuant to which we may acquire the exclusive rights to certain intellectual property and patents surrounding the rapid oil boom project currently under development by IDS (the “Project”), for total cash consideration of $4,265,000 payable at various dates over a 3 year period commencing on March 31, 2014, and issuance of 5,000,000 common shares of the Company on signing the amended letter of intent (issued at a value of $0.05 per share), and a total of 7,500,000 common shares of the Company upon completion of various phases of the Project.

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

As of June 30, 2013, we had $1,487 cash on hand and negative working capital of $497,030.

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

Results of Operations

General and administrative expenses have increased from $72,419 for the nine months ended June 30, 2012 to $93,762 for the nine months ended June 30, 2013, mainly due to fees related to the audit of our financial statements for the year ended September 30, 2012.

Our loss for the nine months ended June 30, 2013 was $93,762 as compared to $72,419 for the nine months ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 14, 2013

SCOUT EXPLORATION, INC.

By: /s/ John Roozendaal
Name: John Roozendaal
Title: President and Chief Executive Officer

By: /s/ Jason Walsh
Name: Jason Walsh
Title: Treasurer and Principal Accounting Officer

By: /s/ Rene Lange
Name: Rene Lange
Title: Director